Form 10QSB
period 2002-11-30
E & S HOLDINGS INC
filed 2003-01-14
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                             Commission file number


                             E and S Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                91-2135425
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive offices)

                                  330/966-8120
                          (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,000,000 Shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2002 AND MAY 31, 2002

                                                               NOVEMBER 30, 2002       MAY 31, 2002
                                                                  (UNAUDITED)            (AUDITED)
                                                                   ---------             ---------
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                     $   1,423             $   5,132
  Inventory                                                              591                    --
                                                                   ---------             ---------

  Total Current Assets                                                 2,014                 5,132
                                                                   ---------             ---------

OTHER ASSETS
  Patent - net of amortization of $423 at
    November 30, 2002, $-0- at May 31, 2002                           12,276                12,699
                                                                   ---------             ---------

      Total Assets                                                 $  14,290             $  17,831
                                                                   =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                 $  18,057             $   2,500
  Accrued wages - stockholder                                         92,500                47,500
  Accrued directors' fees                                              5,000                 5,000
  Accrued interest                                                       920                   261
  Accrued rent                                                         1,500                    --
  Loans payable - stockholders                                        10,800                10,800
                                                                   ---------             ---------

      Total Liabilities                                              128,777                66,061
                                                                   ---------             ---------

STOCKHOLDERS' EQUITY
  Common stock - 25,000,000 shares authorized,
    1,000,000 outstanding at .001 par value                            1,000                 1,000
  Additional paid-in capital                                          28,399                28,399
  Deficit accumulated during the development stage                  (143,886)              (77,629)
                                                                   ---------             ---------

      Total Stockholders' Equity                                    (114,487)              (48,230)
                                                                   ---------             ---------

        Total Liabilities and Stockholders' Equity                 $  14,290             $  17,831
                                                                   =========             =========

Note: The balance sheet at May 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2002

                                     Three Months           Six Months         June 20, 2001
                                         Ended                Ended           (Inception) to
                                   November 30, 2002    November 30, 2002    November 30, 2002
                                      (Unaudited)          (Unaudited)          (Unaudited)
                                       ---------            ---------            ---------
SALES - NET                            $      30            $      30            $      30

COST OF SALES
  Purchases                                   13                   13                   13
                                       ---------            ---------            ---------

GROSS PROFIT                                  17                   17                   17

OPERATING EXPENSES
  Wage expense                            22,500               45,000               92,500
  Legal and accounting                     4,090               14,690               36,355
  Professional fees                           --                   --                5,000
  Product development                         --                   65                  381
  Bank charges                                24                   30                  110
  Rent - stockholder                       1,500                3,000                4,000
  License and permits                         --                  425                  720
  Marketing expenses                         612                  612                  612
  Amortization                               212                  423                  423
  Office supplies and expense                941                1,369                2,882
                                       ---------            ---------            ---------
                                          29,879               65,614              142,983

NET LOSS FROM OPERATIONS                 (29,862)             (65,597)            (142,966)

Other Income (expense)
  Interest expense                          (328)                (659)                (920)
                                       ---------            ---------            ---------

Net Loss before income taxes             (30,190)             (66,256)            (143,886)

Provision for income taxes                    --                   --                   --
                                       ---------            ---------            ---------

NET LOSS                               $ (30,190)           $ (66,256)           $(143,886)
                                       =========            =========            =========
Net loss per common share - basic      $    (.03)           $    (.06)           $    (.15)
                                       =========            =========            =========

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
             AND THE PERIOD FROM JUNE 20, 2001 TO NOVEMBER 30, 2001

                                        Three Months         June 20, 2001
                                            Ended           (Inception) to
                                      November 30, 2001    November 30, 2001
                                         (Unaudited)          (Unaudited)
                                         -----------          -----------
SALES - NET                               $     --             $     --

COST OF SALES
  Purchases                                     --                   --
                                          --------             --------

GROSS PROFIT                                    --                   --

Operating expenses
  Wage expense                              10,000               10,000
  Legal and accounting                          --                   --
  Professional fees                          2,000                2,000
  Product development                           --                   --
  Bank charges                                  31                   38
  Rent - stockholder                            --                   --
  License and permits                           60                  145
  Marketing expenses                            --                   --
  Amortization                                  --                   --
  Office supplies and expense                   --                  652
                                          --------             --------

NET LOSS FROM OPERATIONS                   (12,091)             (12,835)

Other Income (expense)
  Interest expense                              --                   --
                                          --------             --------

Net Loss before income taxes               (12,091)             (12,835)

Provision for income taxes                      --                   --
                                          --------             --------

NET LOSS                                  $(12,091)            $(12,835)
                                          ========             ========

Net loss per common share - basic         $   (.02)            $   (.02)
                                          ========             ========

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE THE SIX MONTHS ENDED NOVEMBER 30, 2002,
               THE PERIOD FROM JUNE 20, 2001 TO NOVEMBER 30, 2001
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2002

                                                             Six Months         June 20, 2001        June 20, 2001
                                                               Ended           (Inception) to       (Inception) to
                                                         November 30, 2002    November 30, 2001    November 30, 2002
                                                            (Unaudited)          (Unaudited)          (Unaudited)
                                                             ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                   $ (66,256)           $ (12,835)           $(143,886)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization                                                 423                   --                  423
      (Increase) Decrease in inventory                            (591)                  --                 (591)
      Increase in accounts payable                              15,556                   --               18,056
      Increase in accrued wages - stockholder                   45,000               10,000               92,500
      Increase in accrued director's fees                           --                2,000                5,000
      Increase in accrued interest                                 659                   --                  921
      Increase in accrued rent                                   1,500                   --                1,500
      Increase (Decrease) in stockholder payable                    --                   --                   --
                                                             ---------            ---------            ---------

        Net Cash From (Used By) Operating Activities            (3,709)                (835)             (26,077)
                                                             ---------            ---------            ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                --                   --              (10,800)
                                                             ---------            ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES CASH
FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                           --                1,212               10,800
  Proceeds from issuance of common stock,
    Net of issuance costs of $2,500                                 --                   --               27,500
                                                             ---------            ---------            ---------

      Net Cash Provided By Financing Activities                     --                1,212               38,300
                                                             ---------            ---------            ---------

NET INCREASE (DECREASE) IN CASH                                 (3,709)                 377                1,423

CASH AT BEGINNING OF PERIOD                                      5,132                  -0-                    0

CASH AT END OF PERIOD                                        $   1,423            $     377            $   1,423
                                                             =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                              $       0            $       0            $       0
                                                             =========            =========            =========
  Taxes paid                                                 $       0            $       0            $       0
                                                             =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally acccepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form SB-2 filing for the period beginning June 20, 2001 (inception) and ended May 31, 2002.

NOTE B - DEVELOPMENT STAGE COMPANY

E and S Holdings, Inc. (a Nevada corporation) has been in the development stage since its formation on June 20, 2001. It is primarily engaged in the development and marketing of new products on which it holds the patent. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the patent, meet its future financing requirements, and the success of future operations. These factors raise questions about the Company's ability to continue as a going concern.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings is a developmental stage company that has received no significant revenues during the three-month period ending November 30, 2002. E & S received no significant revenues since its inception.

     As of November 30, 2002, E & S had cash assets of $1,423. It is uncertain how long E & S can sustain operations with the small cash balance. However, E & S has registered an offering whereby it can raise an additional $100,000 in order to go forward. Reference is hereby made to the SB-2 registration, effective November 18, 2002, specifically the plan of operation contained therein.

     If E & S is successful in obtaining purchasers for the new shares being offered, management projects that it will have sufficient funds to go forward with the manufacture and marketing of the portable pipe vice tool that it intends to sell.

     During the past three months, E & S has successfully obtained fifty prototype portable pipe vices tool to provide samples for initial marketing and to utilize in obtaining a manufacturer to produce the first commercial production run of portable pipe vice tools.

     In the event that the sale of the public shares of E & S are unsuccessful, the management will attempt to obtain private financing for E & S in order for it to go forward with its planned development and sale of the portable pipe vice tool.

     During the next twelve months, E & S does not anticipate any major purchases of either plant or equipment. Upon the successful completion of the initial production run for the portable pipe vice tool, E & S will employ one individual responsible for marketing and sales of the tool, as well as outside sales representatives (on a commission basis).

     Over the last three  months,  E & S has  sustained  losses in the amount of
$30,190. $22,500 of operating expenses represent accrued wage expense. Additionally, there were legal and accounting fees accrued in the amount of $4,090. As of November 30, 2002, E & S had total liabilities of $128,777. Of this amount, $97,500 represents accrued wages to stockholders and accrued directors fees. By agreement, these amounts are only payable out of profits of sales of inventory and will, therefore, have no adverse effect on additional capital raised by E & S in order to commence operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. The following are filed as Exhibits to this quarter of the report. The numbers refer to the exhibit table of Item 601 of regulation S-K: None

B. Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                        E & S HOLDINGS, INC.

Date: January 13, 2003                  By: /s/ Edward A. Barth
                                            ------------------------------------
                                            Edward A. Barth, CFO/Treasurer


Date: January 13, 2003                  By: /s/ Eugene H. Swearengin
                                            ------------------------------------
                                            Eugene H. Swearengin, Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


In connection with the Quarterly Report of E and S Holdings, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Edward A. Barth, Chief Financial Officer of the company, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief.

     (1)  The Report fully complies with the requirements of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                        /s/ Edward A. Barth
                                        ----------------------------------------
                                        Edward A. Barth,  CFO/Treasurer

Dated: 01/13/03