Form 10QSB
period 2003-02-28
E & S HOLDINGS INC
filed 2003-04-15
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from ______________ to ______________

    Commission file number 000-50101


                             E and S Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        91-2135425
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive offices)


                                  330/966-8120
                          (Issuer's telephone number)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       FEBRUARY 28, 2003 AND MAY 31, 2002

                                     ASSETS
                                                          FEBRUARY 28, 2003    MAY 31, 2002
                                                             (UNAUDITED)         (AUDITED)
                                                             -----------         ---------
CURRENT ASSETS
    Cash in bank                                              $      78         $   5,132
    Inventory                                                       499                --
                                                              ---------         ---------

    Total Current Assets                                            577             5,132
                                                              ---------         ---------

OTHER ASSETS
    Deposits 164                                                     --
    Patent - net of amortization of $635 at
        February 28, 2003, $-0- at May 31, 2002                  12,064            12,699
                                                              ---------         ---------

    Total Other Assets                                           12,228            12,699
                                                              ---------         ---------

             Total Assets                                     $  12,805         $  17,831
                                                              =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Accounts payable                                          $  21,050         $   2,500
    Accounts payable - stockholder                                  500                --
    Accrued wages - stockholder                                 100,000            47,500
    Accrued directors' fees                                       5,000             5,000
    Accrued interest                                              1,227               261
    Accrued rent                                                  3,000                --
    Loans payable - stockholders                                 10,800            10,800
                                                              ---------         ---------

        Total Liabilities                                       141,577            66,061
                                                              ---------         ---------

STOCKHOLDERS' EQUITY
        Common stock - 25,000,000 shares authorized,
        1,000,000 outstanding at .001 par value                   1,000             1,000
    Additional paid-in capital                                   28,399            28,399
    Deficit accumulated during the development stage           (158,171)          (77,629)
                                                              ---------         ---------

        Total Stockholders' Equity                             (128,772)          (48,230)
                                                              ---------         ---------

             Total Liabilities and Stockholders' Equity       $  12,805         $  17,831
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2003

                                        Three Months      Nine Months       June 20, 2001
                                           Ended             Ended          (Inception) to
                                     February 28, 2003  February 28, 2003  February 28, 2003
                                        (Unaudited)       (Unaudited)         (Unaudited)
                                        -----------       -----------         -----------
SALES - NET                              $      --         $      30         $      30

COST OF SALES
     Purchases                                  (3)               10                10
                                         ---------         ---------         ---------

GROSS PROFIT                                     3                20                20

OPERATING EXPENSES
     Wage expense                            7,500            52,500           100,000
     Legal and accounting                    3,072            17,762            39,427
     Professional fees                          --                --             5,000
     Product development                        --                65               381
     Bank charges                               24                54               134
     Rent - stockholder                      1,500             4,500             5,500
     License and permits                       338               763             1,058
     Marketing expenses                        176               788               788
     Amortization                              212               635               635
     Franchise tax                              50                50                50
     Insurance                                  20                20                20
     Office supplies and expense             1,090             2,459             3,972
                                         ---------         ---------         ---------
                                            13,982            79,596           156,965

NET LOSS FROM OPERATIONS                   (13,979)          (79,576)         (156,945)

OTHER INCOME (EXPENSE)
     Interest expense                         (307)             (966)           (1,226)
                                         ---------         ---------         ---------

Net Loss before income taxes               (14,286)          (80,542)         (158,171)

Provision for income taxes                      --                --                --
                                         ---------         ---------         ---------

NET LOSS                                 $ (14,286)        $ (80,542)        $(158,171)
                                         =========         =========         =========
Net loss per common share - basic        $    (.01)        $    (.08)        $    (.15)
                                         =========         =========         =========

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2002

                                                  Three Months       June 20, 2001
                                                      Ended         (Inception) to
                                               February 28, 2002   February 28, 2002
                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------
SALES - NET                                         $     --           $     --


COST OF SALES
     Purchases                                            --                 --
                                                    --------           --------

GROSS PROFIT                                              --                 --

OPERATING EXPENSES
     Wage expense                                     15,000             25,000
     Legal and accounting                                 --                 --
     Professional fees                                 3,000              5,000
     Product development                                  --                 --
     Bank charges                                         25                 63
     Rent - stockholder                                   --                 --
     License and permits                                 (60)                85
     Marketing expenses                                   --                 --
     Amortization                                         --                 --
     Office supplies and expense                      17,888             18,540
                                                    --------           --------

NET LOSS FROM OPERATIONS                             (35,853)           (48,688)

OTHER INCOME (EXPENSE)
     Interest expense                                     --                 --
                                                    --------           --------

Net Loss before income taxes                         (35,853)           (48,688)

Provision for income taxes                                --                 --
                                                    --------           --------

NET LOSS                                            $(35,853)          $(48,688)
                                                    ========           ========

Net loss per common share - basic                   $   (.04)          $   (.07)
                                                    ========           ========

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003,
         THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2002
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2003

                                                            Nine Months       June 20, 2001     June 20, 2001
                                                               Ended          (Inception) to     (Inception) to
                                                         February 28, 2003  February 28, 2002  February 28, 2003
                                                            (Unaudited)        (Unaudited)        (Unaudited)
                                                            -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $ (80,542)         $ (48,688)         $(158,171)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization                                                635                 --                635
       (Increase) in inventory                                    (499)                --               (499)
       (Increase) in Deposits                                     (164)              (164)
       Increase in accounts payable                             18,550                 --             21,050
       Increase in accrued wages - stockholder                  52,500             25,000            100,000
       Increase in accrued director's fees                          --              5,000              5,000
       Increase in accrued interest                                966                 --              1,227
       Increase in accrued rent                                  3,000                 --              3,000
       Increase (Decrease) in stockholder payable                  500                 --                500
                                                             ---------          ---------          ---------

         Net Cash From (Used By) Operating Activities           (5,054)           (18,688)           (27,422)
                                                             ---------          ---------          ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of patent                                               --                 --            (10,800)
                                                             ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from stockholders                                          --                (60)            10,800
   Proceeds from issuance of common stock,
     Net of issuance costs of $2,500                                --             27,500             27,500
                                                             ---------          ---------          ---------

         Net Cash Provided By Financing Activities                  --             27,440             38,300
                                                             ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                 (5,054)             8,752                 78
                                                             ---------          ---------          ---------

CASH AT BEGINNING OF PERIOD                                      5,132                -0-                  0
                                                             ---------          ---------          ---------

CASH AT END OF PERIOD                                        $      78          $   8,752          $      78
                                                             =========          =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
   Interest paid                                             $       0          $       0          $       0
                                                             =========          =========          =========
   Taxes paid                                                $       0          $       0          $       0
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


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

NOTE B - DEVELOPMENT STAGE COMPANY

     E and S Holdings, Inc. (a Nevada corporation) has been in the development stage since its formation on June 20, 2001. It is primarily engaged in the development and marketing of new products on which it holds the patent.
Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the patent, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E and S Holdings (E & S) is a developmental stage company that has received no significant revenues during the three-month period ending February 28, 2003. E & S received no significant revenues since its inception.

     As of February 28, 2003, E & S had cash assets of $78. It is uncertain how long E & S can sustain operations with the small cash balance. E & S continues in its efforts to raise additional capital through a registered offering, whereby an additional $100,000 can be raised, if fully subscribed. Reference is hereby made to the SB-2 registration, effective November 18, 2002, specifically the plan of operation contained therein.

     During the three-month period ending February 28, 2003, E & S has taken steps to reduce liabilities. The officers and directors of E & S have agreed not to accrue additional wages after December 31, 2002 until such time as additional funds become available to E & S. The management of E & S projects that if its current offering for new shares is subscribed as set forth in its registration statement, it will have sufficient funds to go forward with the manufacturing and marketing of the portable pipe vice tool that it intends to sell.

     During the past three-months, E & S has continued to market the portable pipe vice through direct contacts with potential commercial purchasers. The officers of the E & S have utilized the prototype samples, which were manufactured in the previous quarter in its marketing efforts. Currently, the management have issued a purchase order for 1,000 units of the portable pipe vice. This order is made in anticipation of receiving sufficient funding from the current offering.

     Management is in the process of establishing contingent plans in the event that the public offering is not successful. As an alternative, management intends to obtain private financing in order for E & S to go forward with its planned development and sale of the portable pipe vice tool. During the next twelve months, E & S does not anticipate any major purchases of either plant or equipment. Upon the successful completion of the initial production run for the portable pipe vice tool, E & S will employ one individual responsible for marketing and sales of the tool, as well as outside sales representatives (on a commission basis).

     Over the last  three-months,  E & S has  sustained  losses in the amount of
$14,286. $7,500 of operating expenses represent accrued wage expense. Additionally, there were legal and accounting fees accrued in the amount of $3,072. As of February 28, 2003, E & S had total liabilities of $141,577. Of this amount, $105,000 represents accrued wages to stockholders and accrued directors fees. By agreement accrued wages and directors fees are only payable out of profits from sales of inventory and will, therefore have no adverse affect on additional capital raise by E & S in order to commence operations.

                        ITEM 3 - CONTROLS AND PROCEDURES

     Due to the fact that E & S is a corporation in its development stages and has only two individuals involved in all facets of E & S, it is the conclusion of E & S' principal executive officer that E & S' disclosure controls and procedures are effective, since all significant matters are within the personal knowledge of E & S' principal executive officer.

     During this reporting, there were no significant changes in E & S internal controls or in other factors that could significantly affect these controls subsequent with the date that the effectiveness of E & S' internal controls were evaluated by its principal executive officer.

                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS
To the best of its knowledge, management of E & S is not aware of any legal proceedings in which E & S is currently involved.

                          ITEM 2 - CHANGES IN SECURITY
There have been no changes in the securities, either currently outstanding or being offered by E & S.

                    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
There are no defaults upon any senior securities.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There have been no submissions of any matters to security holders to vote upon during this reporting period.

                           ITEM 5 - OTHER INFORMATION
There are no items of information required to be disclosed pursuant to this item at this time.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
A. The following are filed as Exhibits to this quarter of the report. The numbers refer to the exhibit table of Item 601 of regulation S-K: Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by E & S.

B. Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                E & S HOLDINGS, INC.


Date: April 15, 2003            By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer

Date: April 15, 2003            By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer

                                 CERTIFICATIONS

I, Edward A. Barth, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of E and S Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrat's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


/s/ Edward A. Barth
-------------------------------
Edward A. Barth
Principal Executive Officer and
Principal Financial Officer