Form 10QSB/A
period 2002-11-30
E & S HOLDINGS INC
filed 2003-07-01
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to ________________

     Commission file number
                           ------------------------------


                             E and S Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                       91-2135425
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive offices)


                                  330/966-8120
                          (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2002 AND MAY 31, 2002

                                     ASSETS

                                                      NOVEMBER 30, 2002      MAY 31, 2002
                                                         (UNAUDITED)          (AUDITED)
                                                          ---------           ---------
Current Assets
    Cash in bank                                          $   1,423           $   5,132
    Inventory                                                   591                  --
                                                          ---------           ---------

    Total Current Assets                                      2,014               5,132
                                                          ---------           ---------

Other Assets
    Patent - net of amortization of $423 at
        November 30, 2002, $-0- at May 31, 2002              12,276              12,699
                                                          ---------           ---------

             Total Assets                                 $  14,290           $  17,831
                                                          =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable                                      $  18,057           $   2,500
    Accrued wages - stockholder                              92,500              47,500
    Accrued directors' fees                                   5,000               5,000
    Accrued interest                                            920                 261
    Accrued rent                                              1,500                  --
    Loans payable - stockholders                             10,800              10,800
                                                          ---------           ---------

        Total Liabilities                                   128,777              66,061
                                                          ---------           ---------

Stockholders' Equity
        Common stock - 25,000,000 shares authorized,
        1,000,000 outstanding at .001 par value               1,000               1,000
    Additional paid-in capital                               28,399              28,399
    Deficit accumulated during the development stage       (143,886)            (77,629)
                                                          ---------           ---------

        Total Stockholders' Equity                         (114,487)            (48,230)
                                                          ---------           ---------

             Total Liabilities and Stockholders' Equity   $  14,290           $  17,831
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

                                           Three Months        June 20, 2001
                                              Ended           (Inception) to
                                        November 30, 2001    November 30, 2001
                                           (Unaudited)          (Unaudited)
                                             --------             --------
SALES - NET                                  $     --             $     --

Cost of Sales
     Purchases                                     --                   --
                                             --------             --------

GROSS PROFIT                                       --                   --

Operating expenses
     Wage expense                              10,000               10,000
     Legal and accounting                          --                   --
     Professional fees                          2,000                2,000
     Product development                           --                   --
     Bank charges                                  31                   38
     Rent - stockholder                            --                   --
     License and permits                           60                  145
     Marketing expenses                            --                   --
     Amortization                                  --                   --
     Office supplies and expense                   --                  652
                                             --------             --------

NET LOSS FROM OPERATIONS                      (12,091)             (12,835)

Other Income (expense)
     Interest expense                              --                   --
                                             --------             --------

Net Loss before income taxes                  (12,091)             (12,835)

Provision for income taxes                         --                   --
                                             --------             --------

NET LOSS                                     $(12,091)            $(12,835)
                                             ========             ========

Net loss per common share - basic            $   (.02)            $   (.02)
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

     Exhibit 99.14

B.   Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                        E & S HOLDINGS, INC.

Date: June 30, 2003                     By: /s/ Edward A. Barth
      -------------                         ------------------------------------
                                            Edward A. Barth, CFO/Treasurer


Date: June 30, 2003                     By: /s/ Eugene H. Swearengin
      -------------                         ------------------------------------
                                            Eugene H. Swearengin, Secretary

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT

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

Date: June 30, 2003

By: /s/ Edward A. Barth
    -------------------------------
    Edward A. Barth
    Principal Executive Officer and
    Principal Financial Officer