Form 10QSB/A
period 2003-02-28
E & S HOLDINGS INC
filed 2003-07-01
CIK 1161135

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

     For the transition period from ___________________ to __________________

     Commission file number
                            ----------------------

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

                                     ASSETS

                                                              FEBRUARY 28, 2003    MAY 31, 2002
                                                                 (UNAUDITED)         (AUDITED)
                                                                  ---------          ---------
Current Assets
    Cash in bank                                                  $      78          $   5,132
    Inventory                                                           499                 --
                                                                  ---------          ---------

    Total Current Assets                                                577              5,132
                                                                  ---------          ---------

Other Assets
    Deposits                                                            164                 --
    Patent - net of amortization of $635 at
        February 28, 2003, $-0- at May 31, 2002                      12,064             12,699
                                                                  ---------          ---------

    Total Other Assets                                               12,228             12,699
                                                                  ---------          ---------

             Total Assets                                         $  12,805          $  17,831
                                                                  =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable                                              $  21,050          $   2,500
    Accounts payable - stockholder                                      500                 --
    Accrued wages - stockholder                                     100,000             47,500
    Accrued directors' fees                                           5,000              5,000
    Accrued interest                                                  1,227                261
    Accrued rent                                                      3,000                 --
    Loans payable - stockholders                                     10,800             10,800
                                                                  ---------          ---------

        Total Liabilities                                           141,577             66,061
                                                                  ---------          ---------

Stockholders' Equity
        Common stock - 25,000,000 shares authorized,
        1,000,000 outstanding at .001 par value                       1,000              1,000
    Additional paid-in capital                                       28,399             28,399
    Deficit accumulated during the development stage               (158,171)           (77,629)
                                                                  ---------          ---------

        Total Stockholders' Equity                                 (128,772)           (48,230)
                                                                  ---------          ---------

             Total Liabilities and Stockholders' Equity           $  12,805          $  17,831
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

                                              Three Months         Nine Months         June 20, 2001
                                                 Ended                Ended            (Inception) to
                                           February 28, 2003    February 28, 2003    February 28, 2003
                                              (Unaudited)          (Unaudited)          (Unaudited)
                                               ---------            ---------            ---------
SALES - NET                                    $      --            $      30            $      30

Cost of Sales
     Purchases                                        (3)                  10                   10
                                               ---------            ---------            ---------

GROSS PROFIT                                           3                   20                   20

Operating expenses
     Wage expense                                  7,500               52,500              100,000
     Legal and accounting                          3,072               17,762               39,427
     Professional fees                                --                   --                5,000
     Product development                              --                   65                  381
     Bank charges                                     24                   54                  134
     Rent - stockholder                            1,500                4,500                5,500
     License and permits                             338                  763                1,058
     Marketing expenses                              176                  788                  788
     Amortization                                    212                  635                  635
     Franchise tax                                    50                   50                   50
     Insurance                                        20                   20                   20
     Office supplies and expense                   1,090                2,459                3,972
                                               ---------            ---------            ---------
                                                  13,982               79,596              156,965

NET LOSS FROM OPERATIONS                         (13,979)             (79,576)            (156,945)

Other Income (expense)
     Interest expense                               (307)                (966)              (1,226)
                                               ---------            ---------            ---------

Net Loss before income taxes                     (14,286)             (80,542)            (158,171)

Provision for income taxes                            --                   --                   --
                                               ---------            ---------            ---------

NET LOSS                                       $ (14,286)           $ (80,542)           $(158,171)
                                               =========            =========            =========

Net loss per common share - basic              $    (.01)           $    (.08)           $    (.15)
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

                                                     Three Months       June 20, 2001
                                                        Ended          (Inception) to
                                                  February 28, 2002   February 28, 2002
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

                                                            Nine Months         June 20, 2001        June 20, 2001
                                                               Ended           (Inception) to       (Inception) to
                                                         February 28, 2003    February 28, 2002    February 28, 2003
                                                            (Unaudited)          (Unaudited)          (Unaudited)
                                                             ---------            ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $ (80,542)           $ (48,688)           $(158,171)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization                                                635                   --                  635
       (Increase) in inventory                                    (499)                  --                 (499)
       (Increase) in Deposits                                     (164)                (164)
       Increase in accounts payable                             18,550                   --               21,050
       Increase in accrued wages - stockholder                  52,500               25,000              100,000
       Increase in accrued director's fees                          --                5,000                5,000
       Increase in accrued interest                                966                   --                1,227
       Increase in accrued rent                                  3,000                   --                3,000
       Increase (Decrease) in stockholder payable                  500                   --                  500
                                                             ---------            ---------            ---------

         Net Cash From (Used By) Operating Activities           (5,054)             (18,688)             (27,422)
                                                             ---------            ---------            ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of patent                                               --                   --              (10,800)
                                                             ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from stockholders                                          --                  (60)              10,800
   Proceeds from issuance of common stock,
     Net of issuance costs of $2,500                                --               27,500               27,500
                                                             ---------            ---------            ---------

         Net Cash Provided By Financing Activities                  --               27,440               38,300
                                                             ---------            ---------            ---------

Net Increase (Decrease) In Cash                                 (5,054)               8,752                   78

CASH AT BEGINNING OF PERIOD                                      5,132                  -0-                    0
                                                             ---------            ---------            ---------

CASH AT END OF PERIOD                                        $      78            $   8,752            $      78
                                                             =========            =========            =========

Supplemental Disclosure of Cash Flows Information
   Interest paid                                             $       0            $       0            $       0
                                                             =========            =========            =========
   Taxes paid                                                $       0            $       0            $       0
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


                                        E & S HOLDINGS, INC.


Date: June 30, 2003                     By: /s/ Edward A. Barth
      --------------                        ------------------------------------
                                            Edward A. Barth,
                                            Principal Financial Officer

Date: June 30, 2003                     By: /s/ Edward A. Barth
      --------------                        ------------------------------------
                                            Edward A. Barth,
                                            Principal Executive Officer

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

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

By: /s/ Edward A. Barth
    ----------------------------------
    Edward A. Barth
    Principal Executive Officer and
    Principal Financial Officer