Form 10KSB
period 2003-05-31
E & S HOLDINGS INC
filed 2003-07-31
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                             Commission file number

                             E and S Holdings, Inc.
                 (Name of small business issuer in its charter)

                 Nevada                                          91-2135425
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  5046 East Boulevard NW, Canton, Ohio                             44718
(Address of principal executive offices)                         (Zip Code)

                     Issuer's telephone number 330/966-8120

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None

         Securities registered under Section 12(g) of the Exchange Act:

                             $0.001 pv common stock
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues of its most recent fiscal year. $30.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - At present there is no market for these securities.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     Form 10-QSB for fourth quarter of fiscal year; Form SB-2, effective November 18, 2002 for exhibits.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Number                         Item in Form 10-KSB                      Page No.
------                         -------------------                      --------
   1    Description of Business                                             4
   2    Description of Property                                             5
   3    Legal Proceedings                                                   5
   4    Submission of Matters to a Vote of Security Holders                 5
   5    Market for Common Equity and Related Stockholder Matters            5
   6    Management's Discussion and Analysis for Plan of Operation          5
   7    Financial Statements                                                7
   8    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         15
   9    Directors, Executive Officers, Promoters and Control Persons       15
  10    Executive Compensation                                             16
  11    Security Ownership of Certain Beneficial Owners and Management     16
  12    Certain Relationships and Related Transactions                     17
  13    Exhibits and Reports on Form 8-K                                   18
  14    Signatures                                                         19
  15    Certification                                                      20

                                    PART ONE

ITEM 1 - DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS: E & S was incorporated on June 20, 2001 under the laws of the State of Nevada. It has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any merger, consolidation or purchaser sale of a significant amount of assets not in the ordinary course of business.

E & S is a corporation that is in its developmental stages, since its inception in June, 2001. E & S was formed to produce the locking pliers tool which will be marketed as the "Portable Pipe Vice". The jaws of the locking pliers have a patented design. The tool is intended to secure cylindrical objects to a flat surface. At the present time, only an initial sample run of Portable Pipe Vices have been produced. The samples are not of market quality, but were produced in order to provide marketing information as to the viability of the product.

At present, E &S is in the process of ordering the first production run of 5,000 high quality Portable Pipe Vices for sale. E & S intends to initially focus its marketing efforts on the welding industry and the plumbing industry since both industries require portable tools to secure pipes to objects for modification or attachment to a flat surface.

Once it obtains the first production run of Portable Pipe Vices, E &S intends to located distributors of hand tools who would be interested in distributing the product to its retailers. Also, E &S, through its officers, will attempt to establish retail customers who will offer the Portable Pipe Vice in its locations.

E & S will be competing for market share with well established hand tool manufacturers both within the United States and abroad. While the specific design of the locking pliers is patented, there are many other hand tools which are currently marketed which can perform a similar function as the locking pliers and which will be in direct competition in the marketplace with the locking pliers. In addition, unless future steps are taken to secure patents worldwide, foreign manufacturers may be able to produce and market a locking pliers of a similar design in foreign markets. Further, the lack of a brand name for E & S's locking pliers may adversely affect the public's confidence in the tool and its success in the marketplace. The presence of established competitors could adversely affect the ability of E & S to successfully implement it's business plan and sell the locking pliers.

E & S has limited financial, marketing, technical and other resources that are necessary to implement its business plan. Many of E &S's competitors have significantly greater financial, marketing, technical and other resources than E & S does. These competitors may be able to devote greater resources to the development, promotion and sale of competing tools. Moreover, due to the size of these competitors, they may be able to produce a tool with a different design, but with a similar function which can be marketed at a price lower than which E & S can market it's locking pliers.

Although E & S is seeking suppliers within the United States to manufacture its Portable Pipe Vice, the first production run has been contracted through Nation Technik, Ltd. a Hong Kong manufacturer. E & S currently holds an assignment of the patent for the locking pliers. The patent was granted by the United States Patent and Trademark Office on November 6, 2001 and is patent number 6,311,589. This patent will restrict other domestic competitors from manufacturing a locking pliers with the same or similar jaw configuration as the locking pliers to be manufactured by E & S. Further, no foreign manufacturer will be able to enter the United States market with a similar product. A patent lasts for 16 years from the date of filing. The date of filing of the patent was April 8, 1999. Therefore, E & S will enjoy protection for the patented portion of the locking pliers, until April 8, 2015.

E & S does not anticipate the need to receive any government approval for its Portable Pipe Vice, prior to marketing. E & S does not believe that there are any significant government regulations that would effect the ability of E & S to sell its product.

E & S is currently operating with no paid employees. Mr. Edward A. Barth and Mr. Eugene H. Swearengin have agreed to work for the corporation for no compensation until such time as the company commences to receive revenues from its Portable Pipe Vice. Both individuals have previously received compensation, either directly or accrued, for services rendered. However, due to the unforeseen length of time necessary to bring the company's product to market, both individuals have agreed to forego any further compensation, either paid or accrued until E & S commences to recognize revenues from the sale of its product.

ITEM 2 - DESCRIPTION OF PROPERTY

At the present time, E & S's principal offices are located at 5046 East Boulevard NW, Canton, Ohio 44718. These offices are being utilized, rent free, by E & S and are owned by Mr. Edward A. Barth. Commencing April 1, 2002, E & S rented two offices and 1,500 square feet of warehouse space at 4264 Strausser Street NW, North Canton, Ohio 44720. This location will serve as the sales office and warehouse for E & S. It is currently operating under an oral sub-lease on a month-to-month basis from Mr. Herbert Barth. The monthly rental fee is $500.00, which includes all utilities. Management for E & S believes that the rented space will be sufficient for the needs of the Corporation for at least the next 12 months.

ITEM 3 - LEGAL PROCEEDINGS

At the present time, E & S is not a party to any legal proceedings and is unaware of any claims that may result in future legal proceedings against it or that it may have against third-parties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of E & S during the forth quarter of its fiscal year. However, in early June, an Action of Stockholders by Written Consent, in lieu of its annual meeting, appointed Mr. Edward A. Barth and Mr. Eugene H. Swearengin as directors of the corporation for the next year. Furthermore, the shareholders confirmed the appointment of the accounting firm of Hobe and Lucas to continue in its capacity as the corporation's independent auditor for the next fiscal year.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, there is no public trading market for E & S common stock. Therefore, there has been no market transaction involving E & S common stock during the past fiscal year. Furthermore, there has been no unregistered sales of securities by E & S in its past fiscal year. The only sales of unregistered securities that have been made by E & S were the initial sales, in which Mr. Edward A. Barth received 700,000 shares of common stock in exchange for the transfer of the option to purchase the locking pliers patent. Furthermore, E & S raised approximately $30,000 from the sale of 300,000 shares of common stock in a private offering in December of 2001.

E & S has only one class of stock, it is the $0.001 per value common stock. As of June 1, 2003 E & S has 15 shareholders, holding shares in either individual names or as joint tenants.

E & S has not declared any dividends to its shareholders. It will not be able to declare dividends until after it commences to receive revenue from sales. At present, the directors have made no decision with regard to future dividend declarations, although there are currently no restrictions on the future declaration of dividends.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Over the past fiscal year, E & S has received negligible revenues from sale of product. Due to the unforeseen length of time in establishing a product line, E & S has utilized all of its initial capitalization in operating expenses. It has borrowed the sum of $10,800 from its shareholders in order to purchase the assignment for the patent for the Portable Pipe Vice. Further, E & S has borrowed from Mr. Edward A. Barth $500 during the last fiscal year. In addition, E & S has either borrowed or anticipates to borrow from Mr. Edward A. Barth approximately $20,000 during its current fiscal year. This money has been utilized to pay governmental fees, accounting fees, and the cost of the initial product production.

On November 18, 2002, E & S had a registration become effective with the United State Securities and Exchange Commission for the sale of additional shares of E & S, in order to raise $100,000 of operating capital. To date, none of the shares of the corporation have been sold. All sales are being conducted by the officers of the corporation and there are no market makers or underwriters involved in the sale. E & S will continue in its efforts to sell the registered securities in order to continue its business operations.

Once E & S receives its initial shipment of its portable pipe vice tool, it will immediately commence its attempt to commence sale of the product in order to enhance cash flow. E & S expects receiving the initial shipment by November 1, 2003.

During the next fiscal year, E & S does not anticipate the purchase or sale of any capital assets and does not expect any significant changes in the number of its employees. During the next fiscal year, it is the goal of E & S's management to obtain a stable distribution system for its product and to commence marketing the product to the welding and plumbing industry. Once its initial product shipment is received, it also intends to contact large nationwide retailers in an effort to place its product in their stores.

ITEM 7 - FINANCIAL STATEMENTS

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.

                                                                       Suite 510
                                                              4807 Rockside Road
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777
                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of E and S Holdings, Inc.
Canton, Ohio

     We have audited the accompanying balance sheets of E and S Holdings, Inc. (a development stage company) as of May 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2003, the period beginning June 20, 2001 (inception) and ended May 31, 2002 and the period beginning June 20, 2001 (inception) and ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E and S Holdings, Inc. as of May 31, 2003 and 2002 and the results of its operations and cash flows for the year ended May 31, 2003, the period beginning June 20, 2001 (inception) and ended May 31, 2002, and the period beginning June 20, 2001 (inception) and ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the Company has been in the development stage since its inception on June 20, 2001. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its product, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


                                        Hobe & Lucas CPAs, Inc.
Independence, Ohio
July 8, 2003

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                              MAY 31, 2003 AND 2002

                                     ASSETS
                                                            2003        2002
                                                          ---------   ---------

Current Assets
    Cash in bank                                          $      86   $   5,132
                                                          ---------   ---------
Other Assets
    Patent - net of amortization of $990 at
        May 31, 2003 and $-0- at May 31, 2002                11,709      12,699
                                                          ---------   ---------

    Total Other Assets                                       11,709      12,699
                                                          ---------   ---------

             Total Assets                                 $  11,795   $  17,831
                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable                                      $  23,720   $   2,500
    Accounts payable - stockholder                              500         -0-
    Accrued wages                                           100,000      47,500
    Accrued director's fees                                   5,000       5,000
    Accrued interest                                            276         261
    Accrued rent - stockholder                                4,500         -0-
    Loans payable - stockholders                             12,096      10,800
                                                          ---------   ---------

        Total Liabilities                                   146,092      66,061
                                                          ---------   ---------
Stockholders' Equity
    Common stock - 25,000,000 shares authorized,
      1,000,000 outstanding at .001 par value                 1,000       1,000
    Additional paid-in capital                               28,399      28,399
    Deficit accumulated during the development stage       (163,696)    (77,629)
                                                          ---------   ---------

        Total Stockholders' Equity                         (134,297)    (48,230)
                                                          ---------   ---------

             Total Liabilities and Stockholders' Equity   $  11,795   $  17,831
                                                          =========   =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED MAY 31, 2003, THE PERIOD FROM
                    JUNE 20, 2001 (INCEPTION)TO MAY 31, 2002,
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2003

                                            YEAR       JUNE 20, 2001   JUNE 20, 2001
                                            ENDED      (INCEPTION) TO  (INCEPTION) TO
                                        MAY 31, 2003    MAY 31, 2002    MAY 31, 2003
                                        ------------    ------------    ------------
SALES - NET                               $      30       $     -0-       $      30

COST OF SALES
     Purchases                                   10             -0-              10
                                          ---------       ---------       ---------

GROSS PROFIT                                     20             -0-              20

OPERATING EXPENSES
     Wage expense                            52,500          47,500         100,000
     Advertising                              1,278              --           1,278
     Legal and accounting                    18,962          21,665          40,627
     Professional fees                          -0-           5,000           5,000
     Product development                        499             315             814
     Bank charges                                97              80             177
     Rent - stockholder                       6,000           1,000           7,000
     License and permits                        593             295             888
     Amortization                               990             -0-             990
     Franchise tax                               50             -0-              50
     Workers' compensation                      184             -0-             184
     Royalty expense                              2             -0-               2
     Office supplies and expense              3,621           1,513           5,134
                                          ---------       ---------       ---------
                                             84,776          77,368         162,144

Net Loss From Operations                    (84,756)        (77,368)       (161,482)

Other Income (expense)
     Interest expense                        (1,311)           (261)         (1,572)

Net Loss before income taxes                (86,067)        (77,629)       (163,696)

Provision for income taxes                      -0-             -0-             -0-

Net Loss                                  $ (86,067)      $ (77,629)      $(163,696)
                                          =========       =========       =========

Net loss per common share - basic         $    (.09)      $    (.09)      $    (.16)
                                          =========       =========       =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                 FOR THE YEAR ENDED MAY 31, 2003, AND THE PERIOD
            BEGINNING JUNE 20, 2001(INCEPTION) AND ENDED MAY 31, 2002

                                           Common Stock
                                    --------------------------   Additional                       Total
                                       Issued                      Paid-in      Accumulated   Stockholders'
                                       Shares       Par Value      Capital        Deficit         Equity
                                    -----------    -----------   -----------    -----------    -----------
Issuance of Common Stock
        September, 2001                 700,000    $       700    $     1,199   $       -0-    $     1,899

Issuance of Common Stock
        December 2001, net
        of issuance costs of
        $2,500                          300,000            300        27,200            -0-         27,500

Net (Loss)                                                                          (77,629)       (77,629)
                                    -----------    -----------   -----------    -----------    -----------

Balance, May 31, 2002                 1,000,000          1,000         28,399       (77,629)       (48,230)

Net (Loss)                                  -0-            -0-           -0-        (86,067)       (86,067)
                                    -----------    -----------   -----------    -----------    -----------

Balance, May 31, 2003                 1,000,000    $     1,000    $    28,399   $  (163,696)   $  (134,297)
                                    ===========    ===========   ===========    ===========    ===========

                See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
   FOR THE YEAR ENDED MAY 31, 2003, THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2002, AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2003

                                                                       June 20, 2001    June 20, 2001
                                                          Year Ended   (Inception) to  (Inception) to
                                                         May 31, 2003   May 31, 2002    May 31, 2003
                                                           ---------      ---------       ---------
Cash Flows From Operating Activities
   Net Loss                                                $ (86,067)     $ (77,629)      $(163,696)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Amortization                                              990            -0-             990
       Interest capitalized                                    1,296                          1,296
       Increase in accounts payable                           21,220          2,500          23,720
       Increase in accrued wages - stockholder                52,500         47,500         100,000
       Increase in accrued director's fees                       -0-          5,000           5,000
       Increase in accrued interest                               15            261             276
       Increase in accrued rent                                4,500            -0-           4,500
       Increase in stockholder payable                           500            -0-             500

         Net Cash From (Used By) Operating Activities         (5,046)       (22,368)        (27,414)

Cash Flows Used by Investing Activities
   Purchase of patent                                            -0-        (10,800)        (10,800)

Cash Flows From Financing Activities
   Loans from stockholders                                       -0-         10,800          10,800
   Proceeds from issuance of common stock,
     Net of issuance costs of $2,500                             -0-         27,500          27,500

         Net Cash Provided By Financing Activities               -0-         38,300          38,300

Net Increase (Decrease) In Cash                               (5,046)         5,132              86

Cash At Beginning Of Period                                    5,132            -0-             -0-

Cash At End of Period                                      $      86      $   5,132       $      86
                                                           =========      =========       =========
Supplemental Disclosure of Cash Flows Information
   Interest paid                                           $     -0-      $     -0-       $     -0-
                                                           =========      =========       =========
   Taxes paid                                              $     -0-      $     -0-       $     -0-
                                                           =========      =========       =========

Supplemental Disclosure of Non-cash Investing and Financing Activities

     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.

     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the outstanding loan balance when the stockholder notes due March 2003 were renewed.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of E and S Holdings, Inc. (hereinafter the "Company"), is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

DEVELOPMENT STAGE COMPANY

     E and S Holdings, Inc. (a Nevada corporation) has been in the development stage since its formation on June 20, 2001. It is primarily engaged in the development and marketing of new products on which it holds the patent. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the products, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's majority stockholder has agreed to advance funds necessary to meet the Company's near-term cash needs.

NOTE 2 - FAIR VALUE OF FINANCIAL STATEMENTS

     The carrying amount of cash and liabilities approximates the fair value reported in the balance sheet.

NOTE 3 - NOTES PAYABLE

                                                                  2003     2002
                                                                  ----     ----
     Note payable to a stockholder due March 24, 2004,
     at an interest rate of 12%, secured by an interest in
     the Company's patent                                        $6,048   $  -0-

     Note payable to a stockholder due March 24, 2004,
     at an interest rate of 12%, secured by an interest in
     the Company's patent                                         6,048      -0-

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2003 AND 2002


                                                                2003       2002
                                                              -------    -------
NOTE 3 - NOTES PAYABLE (CONTINUED)

     Note payable to a stockholder due March 21, 2003,
     at an interest rate of 12%, secured by an interest in
     the Company's patent.                                        -0-      5,400

     Note payable to a stockholder due March 24, 2003,
     at an interest rate of 12%, secured by an interest in
     the Company's patent.                                        -0-      5,400
                                                              -------    -------

            Total Notes Payable                               $12,096    $10,800
                                                              =======    =======

NOTE 4 - INCOME TAXES

     Income taxes on continuing operations at May 31 include the following:

                                             2003         2002
                                             ----         ----
          Currently payable                  $ -0-        $ -0-
          Deferred                             -0-          -0-
                                             ----         ----

                Total                        $ -0-        $ -0-
                                             ====         ====

     A reconciliation of the effective tax rate with the statutory U.S. income tax rate at May 31 is as follows:

                                                          2003                     2002
                                                  --------------------     ---------------------
                                                                 % of                      % of
                                                                Pretax                    Pretax
                                                   Income       Amount      Income        Amount
                                                  --------      ------     --------       ------
     INCOME TAXES PER STATEMENT OF OPERATIONS     $    -0-            0%   $    -0-            0%

          Loss for financial reporting purposes
            without tax expense or benefit         (29,263)        (34)%    (25,523)         (34)%
                                                  --------       -----     --------        -----

          Income taxes at statutory rate          $(29,263)        (34)%   $(25,523)         (34)%
                                                  ========       =====     ========        =====

     At May 31, 2003 the Company had net operating loss carryforwards of approximately $45,271 and $22,569, expiring in 2023 and 2022, respectively.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2003 AND 2002

NOTE 4 - INCOME TAXES (CONTINUED)

     The Company's deferred tax assets and liabilities at May 31 consist of:

                                                    2003             2002
                                                  --------         --------
          Deferred tax asset                      $ 52,000         $ 25,523
          Valuation allowance                      (52,000)         (25,523)
          Deferred tax liability                       -0-              -0-
                                                  --------         --------
                                                  $    -0-         $    -0-
                                                  ========         ========

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued wages and director's fees. No deferred taxes are reflected in the balance sheet at May 31, 2003 or 2002 due to a valuation allowance, which increased $26,477 in 2003.

NOTE 5 - RENT

     The Company rents office and storage space from one of its stockholders, Herbert G. Barth, on a month-to-month basis. Rent began in April, 2002 at a rate of $500 per month. Rent expense for the year ended May 31, 2003 and the period beginning June 20, 2001 (inception) and ended May 31, 2002 was $6,000 and $1,000, respectively. Accrued rent to this stockholder was $4,500 and $-0- at May 31, 2003 and 2002, respectively.

NOTE 6 - ACCRUED WAGES - STOCKHOLDER

     A stockholder of the Company had accrued wages in the amount of $75,000 and $40,000 at May 31, 2003 and 2002, respectively. Per his employment agreement, these wages can only be paid from the net profits of the Company. As such, no cash wages have been paid to date.

NOTE 7 - AMORTIZATION OF PATENT

     The Company held an option to purchase the patent pending rights to its proprietary product, locking pliers. The Company exercised its option to acquire the patent for its locking pliers product in March 2002 for $10,800. The patent is being amortized over its remaining legal life, beginning in the first quarter of fiscal 2002. The agreement also provides for payment of 8% of the gross consideration received for the use and licensing of the patent.

Amortization for the next five years is as follows:

                2003                 $    990
                2004                      990
                2005                      990
                2006                      990
                2007                      990
          Thereafter                    6,759
                                     --------
                                     $ 11,709
                                     ========

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2003 AND 2002

NOTE 8 - LOSS PER COMMON SHARE

     Loss per common share is based on the weighted average number of shares outstanding which was: 1,000,000 for the year ended May 31, 2003, and 850,000 for the period beginning June 20, 2001 (inception) and ended May 31, 2002.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

                                   PART THREE

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of June 1, 2003 are as follows:

Directors
Name of Director:                   Age:
-----------------                   ----
Edward A. Barth                      44
Eugene H. Swearengin                 49

Executive Officers
Executive Officer:                  Age:             Office:
------------------                  ----             -------
Edward A. Barth                      44       President, Chief Executive Officer
                                              and Treasurer
Eugene H. Swearengin                 49       Vice-President and Secretary

Edward A. Barth, age 44, is the Founder and Officer of Registrant, and serves as a Director. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. Mr. Barth became president of Logical Computer Services of New York, Limited in November, 1995. This company was a non-operating entity. During the following year, Mr. Barth was in charge of all facets of the corporation and effectuated a change of name of the corporation to Coronado Industries, Inc. (OTC-BB: CDIK). Thereafter, Mr. Barth was instrumental in the merger of Coronado Industries, Inc. with a private corporation in November, 1996. After the merger, Mr. Barth resigned from all management positions at Coronado Industries, Inc. He is currently Secretary and a Director of C and E Holdings, Inc., a publicly held corporation, which is considered to be a blank check company. Mr. Barth has held these positions since the Corporation was formed in March 2000. He resides in Canton, Ohio.

Eugene H Swearengin, age 49, has been a Director of the Registrant since June 21, 2001. He was elected vice-president and secretary of the Corporation on February 19, 2002. Mr. Swearengin started his carrier as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1998 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 23 years. He resides in North Canton, Ohio. During the past fiscal year there were three individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act. These individuals were Mr. Edward A. Barth, Mrs. Suzanne I. Barth and Mr. Eugene H. Swearengin. Mr. Barth was required to file a Form 3 on the effective date of the SB-2 registration for the reason that he is an individual controlling more than 10% of the shares of E & S and because he is both an officer and director of E & S. Suzanne I. Barth is required to make a filing since she is the indirect owner of more than 10% of the outstanding common shares of E & S. Mr. Swearengin is required to make a filing for the reason that he is an officer and director of the corporation. None of the Form 3 filings were made in a timely fashion. Instead, a Form 5 was filed by these individuals after the end of E & S's fiscal year. All of these forms indicated a late filing of Form 3 and all other necessary information required to be filed on Form 5.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of E & S by any person for all services rendered in any capacity to E & S for the present fiscal year.

                                                         Other       Restricted    Securities
Name and                                                 Annual         Stock      Underlying     LTIP       All Other
Principal                                                Compen-       Award(s)     Options/     Payouts      Compen-
Position             Year      Salary ($)     Bonus     sation($)        ($)        SARs ($)       ($)       sation($)
--------             ----      ----------     -----     ---------        ---        --------       ---       ---------
Edward A.            2002     $60,000.00*      0.00       0.00         0.00          0.00          0.00        0.00
Barth,
President, CEO

Eugene H.            2002     $30,000.00*      0.00       0.00         0.00          0.00          0.00        0.00
Swearengin,
Vice-President,
Secretary

The company currently has two directors, Mr. Edward A. Barth and Mr. Eugene H. Swearengin. Pursuant to a resolution of the shareholders, any outside director (an individual not employed by the Company or an officer of the Company) are entitled to a standard monthly fee of $1,000.00 per month. The only outside director to which this resolution would apply would be Mr. Eugene H. Swearengin for the five months during which time he was a Director of E & S, but not employed or elected as an officer. Due to the fact that E & S is in its developmental stages, Mr. Swearengin agreed to accrue his Director's fee until E & S has operating profits from which the fees can be paid. Operating profits shall be considered annual net revenues, less all expenses deductible for federal income tax purposes, with the exception of deductions for taxes payable and allowance for depreciation and amortization. Mr. Swearengin ceased being entitled to the standard Director's fee upon his employment with E & S. Therefore, he has accrued five months of Director's fees to date.

* Mr. Barth's and Mr. Swearengin's salary is all accrued, by agreement. No company funds shall be utilized to satisfy the accrued salary until such time as the accrued salary can be paid from operating profits of E & S. Operating profit shall be considered annual net revenues, less all expenses deductible for federal income tax purposes, with the exception of deductions for taxes payable and allowance for depreciation and amortization. Because E and S has experience a delay in commence production that both Mr. Barth and Mr. Swearengin waived any compensation for their services commencing January 1, 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of June 1, 2003 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.


                           NAME AND ADDRESS                    AMOUNT OF
CLASS OF STOCK            OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP           PERCENT OF CLASS
--------------            -------------------             --------------------           ----------------
Common stock              Edward A. Barth                       700,000                     71% (total)
                          Director, President and
                          Chief Executive Officer
                          5046 East Boulevard NW
                          Canton, OH 44718

                          And

                          Suzanne I. Barth*                     10,000                      10%
                          5046 East Boulevard NW
                          Canton, OH 44718
                                                                                             5%
Common stock              Herbert Barth                         100,000
                          520 East Boulevard NW
                          Canton, OH 44718

Common stock              C. W. Vonderwell                      50,000
                          840 Ohio Street
                          Delphos, OH 45833

                          and

                          Maryellen Vonderwell*                 50,000                      5%
                          8400 St. Rt. 66
                          Delphos, OH 45833

* Indicates husband and wife. Each individual has a beneficial ownership in their spouse's stock holdings.

Common stock: All Officers and Directors as a group that consist of one person, 700,000 shares direct, 10,000 beneficial, 71% total.

The percent of class is based on 1,000,000 shares of common stock issued and outstanding as of June 1, 2003.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edward A. Barth is the sole promoter of E & S, further, he currently holds a control position in the business, owning a total of 71% of the outstanding common stock (directly and beneficially). However, he was accruing a salary of $5,000.00 per month for all services which he is rendering to E & S prior to January 1, 2003. Mr. Barth advanced the Corporation the sum of $1,212.00 in order to pay for incorporation costs. This amount was subsequently repaid to Mr. Barth on January 9, 2002 without interest, from proceeds received out of the $30,000.00 which E & S received in stock subscriptions.

Mr. Barth received the 700,000 shares of common stock in E & S in exchange for transferring to E & S the option to purchase the patent rights to the locking pliers. At the time Mr. Barth purchased the option, the patent had not yet been granted and was in danger of being lost as a result of the inventor's lack of necessary funds to continue the patent process. A portion of the personal funds which Mr. Barth utilized in the obtaining of the patent option was utilized to file the necessary documentation with the United States Patent and Trademark Office so that the patent could issue.

Mr. Herbert Barth, owner of 10% of the outstanding shares of the Corporation and father of Edward A. Barth has loaned E & S the sum of $6,048.00 plus interest at the rate of 12% per annum to enable E & S to purchase the assignment of the patent for the locking pliers. Additionally, Herbert Barth is the owner of the real estate from which E & S is subletting its offices. Mr. Barth is paid the sum of $500.00 per month for the office space. E & S maintains that the space leased from Mr. Barth is leased at the fair market value for similar commercial space in Canton, Ohio.

Dr. C. W. Vonderwell, beneficial owner of 10% of the outstanding shares of the Corporation has loaned E & S the sum of $6,048.00 plus interest at the rate of 12% per annum to enable E & S to purchase the assignment of the patent for the locking pliers.

E and S has also borrowed the sum of $17,500 from Mr. Edward A. Barth, E & S majority shareholder, and E & S's President and Chief Executive Officer has prepared promissory notes to Mr. Barth. These promissory notes are demand notes and are interest free loans to E & S.

With the exception of the above referred to transactions, there are no contractual agreements between Mr. Barth or any other individual, whether a shareholder or not, and E & S.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 3.1 - Articles of Incorporation - incorporated by reference Form
                   SB-2

     Exhibit 3.2 - By-laws - incorporated by reference Form SB-2

     Exhibit 11 -  Statement regarding computation of earnings per share - See financial statement attached

     Exhibit 13 -  Form 10-QSB - incorporated by reference

     Exhibit 99.14 - Certificates

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        E and S Holdings, Inc.


                                        By: /s/ Edward A. Barth
                                            ------------------------------------


                                        Date: July 30, 2003
                                              ----------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Edward A. Barth
                                           -------------------------------------
                                           Edward A. Barth, CEO, CFO, President
                                           and Director

                                       Date: July 30, 2003
                                             -----------------------------------

                                       By: /s/ Eugene H. Swearengin
                                           -------------------------------------
                                           Eugene H. Swearengin, Vice-President,
                                           Secretary and Director

                                       Date: July 30, 2003
                                             -----------------------------------

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT

I, Edward A. Barth, certify that:

1. I have reviewed this annual report on Form 10-KSB of E and S Holdings, Inc.;

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

Date: July 30, 2003
      ---------------------

By: /s/ Edward A. Barth
    ---------------------------------
    Edward A. Barth
    Principal Executive Officer,
    Principal Financial Officer and Director

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT

I, Eugene H. Swearengin, certify that:

1. I have reviewed this annual report on Form 10-KSB of E and S Holdings, Inc.;

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

Date: July 30, 2003
      --------------------


By: /s/ Eugene H. Swearengin
    ----------------------------
    Eugene H. Swearengin
    Vice President, Secretary and Director