Form 10QSB
period 2003-08-31
E & S HOLDINGS INC
filed 2003-10-14
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to __________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AUGUST 31, 2003 AND MAY 31, 2003

                                                       AUGUST 31, 2003     MAY 31, 2003
                                                         (UNAUDITED)        (AUDITED)
                                                       ---------------     ------------
                                     ASSETS
Current Assets
  Cash in bank                                            $     234         $      86
                                                          ---------         ---------
Other Assets
  Deposits                                                    6,525                 0
  Patent - net of amortization of $1,237 at
   August 31, 2003, $990 at May 31, 2003                     11,462            11,709
                                                          ---------         ---------

  Total Other Assets                                         17,987            11,709
                                                          ---------         ---------

      Total Assets                                        $  18,221         $  11,795
                                                          =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                        $  20,184         $  23,720
  Accounts payable - stockholder                             17,500               500
  Accrued wages - stockholder                               100,000           100,000
  Accrued director's fees                                     5,000             5,000
  Accrued interest                                              642               276
  Accrued rent - stockholder                                  4,500             4,500
  Loans payable - stockholders                               12,096            12,096
                                                          ---------         ---------

      Total Liabilities                                     159,922           146,092
                                                          ---------         ---------
Stockholders' Equity
  Common stock - 25,000,000 shares authorized,
   1,000,000 outstanding at .001 par value                    1,000             1,000
  Additional paid-in capital                                 28,399            28,399
  Deficit accumulated during the development stage         (171,100)         (163,696)
                                                          ---------         ---------

      Total Stockholders' Equity                           (141,701)         (134,297)
                                                          ---------         ---------

      Total Liabilities and Stockholders' Equity          $  18,221         $  11,795
                                                          =========         =========

Note: The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                     AUGUST 31, 2002, THE THREE MONTHS ENDED
                AUGUST 31, 2003 AND THE PERIOD FROM JUNE 20, 2001
                         (INCEPTION) TO AUGUST 31, 2003

                                         Three Months        Three Months        June 20, 2001
                                             Ended               Ended          (Inception) to
                                        August 31, 2002     August 31, 2003     August 31, 2003
                                        ---------------     ---------------     ---------------
Sales - net                                $       0           $       0           $      30
                                           ---------           ---------           ---------

Cost of Sales
     Purchases                                     0                   0                  10
                                           ---------           ---------           ---------

Gross Profit                                       0                   0                  20

Operating Expenses
  Wage expense                                22,500                   0             100,000
  Legal and accounting                        10,600               5,279              45,906
  Professional fees                                0                   0               5,000
  Product development                             65                   0                 814
  Bank charges                                     6                  60                 237
  Rent - stockholder                           2,500                   0               7,000
  License and permits                            425                 425               1,313
  Franchise tax                                    0                   0                  50
  Workers' compensation                            0                  10                 194
  Amortization                                   212                 247               1,237
  Advertising                                      0                 525               1,803
  Royalty expense                                  0                   0                   2
  Office supplies and expense                    428                 492               5,626
                                           ---------           ---------           ---------

                                              35,736               7,038             169,182

Net Loss From Operations                     (35,736)             (7,038)           (169,162)

Other Income (expense)
  Interest expense                              (331)               (366)             (1,938)
                                           ---------           ---------           ---------

Net Loss before income taxes                 (36,067)             (7,404)           (171,100)

Provision for income taxes                         0                   0                   0
                                           ---------           ---------           ---------

Net Loss                                   $ (36,067)          $  (7,404)          $(171,100)
                                           =========           =========           =========

Net loss per common share - basic          $    (.04)          $    (.01)          $    (.17)
                                           =========           =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2002,
                     THE THREE MONTHS ENDED AUGUST 31, 2003
                        AND THE PERIOD FROM JUNE 20, 2001
                         (INCEPTION) TO AUGUST 31, 2003

                                                      Three Months        Three Months        June 20, 2001
                                                         Ended               Ended           (Inception) to
                                                     August 31, 2002     August 31, 2003     August 31, 2003
                                                     ---------------     ---------------     ---------------
Cash Flows From Operating Activities
  Net Loss                                              $ (36,067)          $  (7,404)          $(171,100)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                             212                 247               1,237
     Interest capitalized                                       0                   0               1,296
     (Increase) in inventory                                 (603)                  0                  --
     (Increase) in deposits                                     0              (6,525)             (6,525)
     Increase (Decrease) in accounts payable               10,693              (3,536)             20,184
     Increase in accrued wages - stockholder               22,500                   0             100,000
     Increase in accrued director's fees                        0                   0               5,000
     Increase in accrued interest                             331                 366                 642
     Increase in accrued rent                                   0                   0               4,500
     Increase (Decrease) in stockholder payable                 0                   0              17,500
                                                        ---------           ---------           ---------

       Net Cash From (Used By) Operating Activities        (2,934)            (16,852)            (27,266)
                                                        ---------           ---------           ---------
Cash Flows From Investing Activities
  Purchase of patent                                            0                   0             (10,800)
                                                        ---------           ---------           ---------
Cash Flows From Financing Activities
  Loans from stockholders                                       0              17,000              10,800
  Proceeds from issuance of common stock,
   net of issuance costs of $2,500                              0                   0              27,500
                                                        ---------           ---------           ---------

       Net Cash Provided By Financing Activities                0              17,000              38,300
                                                        ---------           ---------           ---------

Net Increase (Decrease) In Cash                            (2,934)                148                 234

Cash At Beginning Of Period                                 5,132                  86                   0
                                                        ---------           ---------           ---------

Cash At End Of Period                                   $   2,198           $     234           $     234
                                                        =========           =========           =========
Supplemental Disclosure of Cash Flows Information
   Interest paid                                        $       0           $       0           $       0
                                                        =========           =========           =========
   Taxes paid                                           $       0           $       0           $       0
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form SB-2 filing for the period beginning June 20, 2001 (inception) and ended May 31, 2003.

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E and S Holdings (E & S) is a developmental stage company that has received no revenues during the three-month period ending August 31, 2003. E & S has received no significant revenues since its inception.

     As of August 31, 2003, E & S has cash assets of $234. Since the end of its fiscal year, E & S has issued a no interest demand note to Mr. Edward A. Barth in exchange for a loan of $17,000. The proceeds from this loan have been utilized to satisfy current operating expenses, pay accountant fees and to provide a deposit for the initial production for the portable pipe vice tool which will be marketed by E & S. It is uncertain how long E & S can sustain operations with its current small cash balance. E & S continues in its efforts to raise additional capital through a registered offering, whereby an additional $100,000 can be raised, if fully subscribed. Reference is hereby made to the SB-2 registration, effective November 18, 2002, specifically the plan of operation contained therein.

     The management of E & S projects that if at least 50% of its current offering for new shares is subscribed as set forth in its registration statement it will have sufficient funds to go forward with the manufacturing and marketing of the portable pipe vice tool that it intends to sell. Certain cash requirements initially set forth in the registration statement have been temporarily accommodated through the extension of a promissory note by two shareholders and through the aforementioned loans made by Mr. Edward A. Barth. During the past three-months, E & S has continued to market the portable pipe vice through direct contacts with potential commercial purchasers. The officers of the E & S have utilized the prototype samples in their marketing efforts. Currently, E & S has ordered an initial run of 5,000 units of the portable pipe vice. At present, shop drawings for the initial run have been approved and management is currently awaiting samples of the commercial run for approval.

     Management continues to consider contingent plans in the event that a public offering is not successful. As an alternative, management intends to obtain private financing in order for E & S to go forward with its planned development and sale of the portable pipe vice tool. During the next twelve months, E & S does not anticipate any major purchases of either plant or equipment. Upon the successful completion of the initial production run for the portable pipe vice tool, E & S will employ one individual responsible for marketing and sales of the tool, as well as outside sales representatives (on a commission basis).

     Over the last three-months, E & S has sustained losses in the amount of $7,404. The majority of these losses are as a result of an accrued legal and accounting fees in the amount of $5,279. As of August 31, 2003, E & S has total liabilities of $159,922. Of this amount, $105,000 represents accrued wages and directors fees which are only payable out of profits from the sale of inventory and will, therefore, have no adverse affect on additional capital raised by E & S in order to commence operations.

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

Exhibit 31 - Certification of pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 32 - Certification of pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     B. Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    E & S HOLDINGS, INC.


Date: October 14, 2003              By: /s/ Edward A. Barth
      ----------------                 -----------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: October 14, 2003              By: /s/ Edward A. Barth
      ----------------                 -----------------------------------------
                                    Edward A. Barth, Principal Executive Officer