Form 10QSB
period 2003-11-30
E & S HOLDINGS INC
filed 2004-01-12
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 Shares

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [ ]

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2003 AND MAY 31, 2003

                                                               NOVEMBER 30, 2003      MAY 31, 2003
                                                                  (UNAUDITED)          (AUDITED)
                                                                  -----------         -----------
                                     ASSETS

Current Assets
  Cash in bank                                                    $    59,741         $        86
  Deposits                                                              6,525                  --
                                                                  -----------         -----------

      Total Current Assets                                             66,266                  86
                                                                  -----------         -----------

Other Assets
  Patent - net of amortization of $1,484 at
   November 30, 2003, $990 at May 31, 2003                             11,215              11,709
                                                                  -----------         -----------

             Total Assets                                         $    77,481         $    11,795
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable                                                $        --         $    23,720
  Accounts payable - stockholder                                       16,500                 500
  Accrued wages - stockholder                                         100,000             100,000
  Accrued director's fees                                               5,000               5,000
  Accrued interest                                                         --                 276
  Accrued rent                                                             --               4,500
  Loans payable - stockholders                                             --              12,096
                                                                  -----------         -----------

      Total Liabilities                                               121,500             146,092
                                                                  -----------         -----------

Stockholders' Equity
  Common stock - 25,000,000 shares  authorized,
  1,000,000 outstanding at May 31, 2003 and
  1,500,000 outstanding at November 30, 2003,
  .001 par value                                                        1,500               1,000
  Additional paid-in capital                                          127,899              28,399
  Deficit accumulated during the development stage                   (173,418)           (163,696)
                                                                  -----------         -----------

      Total Stockholders' Equity                                      (44,019)           (134,297)
                                                                  -----------         -----------

        Total Liabilities and Stockholders' Equity                $    77,481         $    11,795
                                                                  ===========         ===========

Note: The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2003

                                          Three Months        Six Months         June 20, 2001
                                             Ended              Ended           (Inception) to
                                       November 30, 2003    November 30, 2003   November 30, 2003
                                          (Unaudited)         (Unaudited)         (Unaudited)
                                          -----------         -----------         -----------
Sales - net                                $      --           $      --           $      30

Cost of Sales
  Purchases                                       --                  --                  10
                                           ---------           ---------           ---------

Gross Profit                                      --                  --                  20

Operating expenses
  Wage expense                                    --                  --             100,000
  Legal and accounting                         1,590               6,869              47,496
  Professional fees                               --                  --               5,000
  Product development                             --                  --                 814
  Bank charges                                    16                  76                 253
  Rent - stockholder                              --                  --               7,000
  License and permits                            (75)                350               1,313
  Franchise tax                                   --                  --                  50
  Workers' compensation                           --                  10                 194
  Amortization                                   248                 495               1,484
  Advertising                                     --                 525               1,803
  Royalty expense                                 --                  --                   2
  Office supplies and expense                    225                 717               5,777
                                           ---------           ---------           ---------
                                               2,004               9,042              71,186

Net Loss From Operations                      (2,004)             (9,042)           (171,166)

Other Income (expense)
  Interest expense                              (314)               (680)             (2,252)
                                           ---------           ---------           ---------

Net Loss before income taxes                  (2,318)             (9,722)           (173,418)

Provision for income taxes                        --                  --                  --
                                           ---------           ---------           ---------

Net Loss                                   $  (2,318)          $  (9,722)          $(173,418)
                                           =========           =========           =========

Net loss per common share - basic          $    (.00)          $    (.01)          $    (.18)
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                                NOVEMBER 30, 2002

                                           Three Months           Six Months
                                              Ended                 Ended
                                         November 30, 2002     November 30, 2002
                                            (Unaudited)           (Unaudited)
                                            -----------           -----------

Sales - net                                  $     30              $     30

Cost of Sales
  Purchases                                        13                    13
                                             --------              --------

Gross Profit                                       17                    17

Operating expenses
  Wage expense                                 22,500                45,000
  Legal and accounting                          4,090                14,690
  Professional fees                                --                    --
  Product development                              --                    65
  Bank charges                                     24                    30
  Rent - stockholder                            1,500                 3,000
  License and permits                              --                   425
  Marketing expenses                              612                   612
  Amortization                                    212                   423
  Office supplies and expense                     941                 1,369
                                             --------              --------
                                               29,879                65,614

Net Loss From Operations                      (29,862)              (65,597)

Other Income (expense)
  Interest expense                               (328)                 (659)
                                             --------              --------

Net Loss before income taxes                  (30,190)              (66,256)

Provision for income taxes                         --                    --
                                             --------              --------

Net Loss                                     $(30,190)             $(66,256)
                                             ========              ========

Net loss per common share - basic            $   (.03)             $   (.06)
                                             ========              ========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002,
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2003

                                                        Six Months           Six Months       June 20, 2001
                                                           Ended               Ended          (Inception) to
                                                     November 30, 2003   November 30, 2002   November 30, 2003
                                                        (Unaudited)         (Unaudited)        (Unaudited)
                                                        -----------         -----------        -----------
Cash Flows From Operating Activities
  Net Loss                                              $  (9,722)          $ (66,256)          $(173,418)
  Adjustments  to  reconcile  net  income  to
   net cash  provided  by  operating activities:
    Amortization                                              495                 423               1,484
    (Increase) in deposits                                 (6,525)                 --              (6,525)
    (Increase) in inventory                                    --                (591)                 --
    (Decrease) Increase in accounts payable               (23,721)             15,556                  --
    Increase in accrued wages - stockholder                    --              45,000             100,000
    Increase in accrued director's fees                        --                  --               5,000
    (Decrease) Increase in accrued interest                  (276)                659                  --
    (Decrease) Increase in accrued rent                    (4,500)              1,500                  --
    Increase in stockholder payable                        16,000                  --              16,500
                                                        ---------           ---------           ---------

       Net Cash From (Used By) Operating Activities       (28,249)             (3,709)            (56,959)
                                                        ---------           ---------           ---------
Cash Flows Used by Investing Activities
  Purchase of patent                                           --                  --             (10,800)
                                                        ---------           ---------           ---------
Cash Flows From Operating Activities Cash
Flows From Financing Activities
  Loans from (repayments to) stockholders                 (12,096)                 --                  --
  Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                        100,000                  --             127,500
                                                        ---------           ---------           ---------

       Net Cash Provided By Financing Activities           87,904                  --             127,500
                                                        ---------           ---------           ---------

Net Increase (Decrease) In Cash                            59,655              (3,709)             59,741

Cash At Beginning Of Period                                    86               5,132                   0
                                                        ---------           ---------           ---------

Cash At End of Period                                   $  59,741           $   1,423           $  59,741
                                                        =========           =========           =========
Supplemental Disclosure of Cash Flows Information
   Interest paid                                        $       0           $     956           $     956
                                                        =========           =========           =========
   Taxes paid                                           $       0           $       0           $       0
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2003.

NOTE B - DEVELOPMENT STAGE COMPANY

     E and S Holdings, Inc. (a Nevada corporation) have been in the development stage since its formation on June 20, 2001. It is primarily engaged in the development and marketing of new products on which it holds the patent.
Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the patent, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - STOCK OFFERING

     In November of 2003 the Company issued 500,000 shares of its $.001 par common stock. Proceeds from the issuance totaled $100,000. As of November 30, 2003, proceeds have been used as follows:


          Professional Fees                                    $19,971
          Purchase of Patent                                    10,800
          Initial Product Costs                                  6,525
          Marketing Costs                                        1,803
          Selling and Administrative                             1,201
                                                               -------
          Totals                                                40,300
                                                               =======

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E and S Holdings (E & S) is a developmental stage company that has received no revenues during the three-month period ending November 30, 2003. E & S has received no significant revenues since its inception.

     As of November 30, 2003, E & S has cash assets of $59,741. This cash balance has been derived from a successful offering, in which 500,000 shares of E & S' common stock were sold at twenty cents per share, yielding $100,000 to E & S. Since the offering was fully subscribed, it closed, effective November 14, 2003. At present, E & S' management maintains that it has sufficient capital to sustain its operations until such time as it begins to receive revenues from sales of its product. Therefore, there are no current plans to issue additional shares of common stock in E & S. It is anticipated that offers to sell its product will commence within 45 days.

     During the next twelve months of operation, E & S continues to pursue the plan of operation as outlined in its SB-2 registration, effective November 18, 2003, which is hereby incorporated by reference. In accordance with E & S' plan of operation, it has ordered the first production of its Portable Pipe Vice. E & S has been in the process of approving the final production model for production. It is currently awaiting a sample unit, which has already been produced. E & S anticipates receiving the completed production run within the next 30 days.

     In anticipation of receiving the first production run, E & S has employed EAB Technical Services Co., Inc. (EAB), a company wholly owned by Suzannne Barth, a shareholder of E & S and wife of Mr. Edward A. Barth, President and CEO of E & S. EAB is preparing a bulk mailing and designing a corporate web site from which E & S anticipates to market its product. It is anticipated at such time as sales of the Portable Pipe Vice commences, E & S will cease to utilize the services of EAB and, instead, place Suzanne Barth on the payroll of the corporation in the position of Office Manager, to perform those functions currently being performed by EAB, as well as performing services to process sales of the Portable Pipe Vice.

     Effective December 31, 2003, Mr. Edward A. Barth has renegotiated the licensing agreement with the inventor of the patent utilized by the Portable Pipe Vice. Pursuant to this agreement, the amount receivable by the inventor for the sale of each Portable Pipe Vice has been reduced from eight percent of gross revenues to five percent of gross revenues. The management of E & S considers this to be a great benefit to the company, in that it will enable E & S to become more competitive with the pricing of its product, if required.

     In furtherance of its efforts to promote its business, E & S has employed Litchfield Enterprises, Inc., a Colorado Corporation, for purposes of marketing E & S. Management has entered into a short-term agreement with Litchfield Enterprises, Inc. and has agreed to pay the total sum of $4,000 for its services.

     Over the past three months, E & S has sustained operating losses of $2,300. Of this amount $1,590 relates to legal and accounting fees incurred during the last quarter. As of November 30, 2003, E & S has total liabilities of $121,500. Of these liabilities, $105,000 constitutes accrued wages and directors fees which, by agreement of the officers and directors of E & S, can only be paid out of profits earned from sales made by E & S. The balance of the liabilities relate to loans made by Edward A. Barth to E & S to permit E & S to continue operations during the time that the most recent offering was being made.

     There are no off-balance sheet arrangements involving E & S at this time.

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

ITEM 2 - CHANGES IN SECURITY

     Effective November 14, 2003, E & S received subscriptions for 500,000 shares of its .001 par value, stock. The total offering price for the subscribed shares was $100,000. There were no underwriting discounts or commissions involved in the sale of these shares, as management of E & S was responsible for all of the sales.

     Of the total amount received by E & S, the proceeds have been utilized as follows:

          Professional Fees                                    $19,971
          Purchase of Patent                                    10,800
          Initial Product Costs                                  6,525
          Marketing Costs                                        1,803
          Selling and Administrative                             1,201
                                                               -------
          Totals                                                40,300
                                                               =======

     Of the amount of proceeds already utilized, a total of $10,800 plus interest, has been paid to Herbert Barth and Mr. C.M. Vonderwell, both of whom were ten percent shareholders prior to the completion of this offering. The amount paid represents repayment of loans made by Mr. Barth and Mr. Vonderwell to E & S for purposes of purchasing the patent utilized by E & S in producing its Portable Pipe Vice. In addition, there has been a modification in application of use of proceeds for professional fees. Due to the length of time necessary to sell the securities pursuant to the registration, E & S experienced additional costs in both legal fees and accounting fees, as a result of periodic reporting requirements.

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

     Exhibit 31 - Certification of Pursuant to Section 302 of the Sarbanes Oxley
                  Act of 2002
     Exhibit 32 - Certification of Pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002

     B. Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E & S HOLDINGS, INC.


Date: January 12, 2004           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: January 12, 2004           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer