Form 10QSB
period 2004-02-29
E & S HOLDINGS INC
filed 2004-04-02
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended February 29, 2004

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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       FEBRUARY 29, 2004 AND MAY 31, 2003

                                                                February 29, 2004      May 31, 2003
                                                                -----------------      ------------
                                                                   (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                      $  38,720           $      86
  Deposits                                                              6,525                  --
  Prepaid expenses                                                      1,975                  --
                                                                    ---------           ---------

      Total Current Assets                                             47,220                  86
                                                                    ---------           ---------
OTHER ASSETS
  Patent - net of amortization of $1,732 at
   February 29, 2004 and $990 at May 31, 2003                          10,967              11,709
                                                                    ---------           ---------

      Total Assets                                                  $  58,187           $  11,795
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                  $      --           $  23,720
  Accounts payable - stockholder                                       16,500                 500
  Accrued wages - stockholder                                         100,000             100,000
  Accrued directors' fees                                               5,000               5,000
  Accrued interest                                                         --                 276
  Accrued rent - stockholder                                               --               4,500
  Loans payable - stockholders                                             --              12,096
                                                                    ---------           ---------
      Total Liabilities                                               121,500             146,092
                                                                    ---------           ---------
STOCKHOLDERS' EQUITY
  Common stock - 25,000,000 shares authorized, .001 par value,
   1,500,000 outstanding at February 29, 2004 and 1,000,000
   outstanding at May 31, 2003                                          1,500               1,000
  Additional paid-in capital                                          127,899              28,399
  Deficit accumulated during the development stage                   (192,712)           (163,696)
                                                                    ---------           ---------

      Total Stockholders' Equity                                      (63,313)           (134,297)
                                                                    ---------           ---------

      Total Liabilities and Stockholders'  Equity                   $  58,187           $  11,795
                                                                    =========           =========

Note: The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 29, 2004

                                         Three Months         Nine Months         June 20, 2001
                                             Ended               Ended           (Inception) to
                                       February 29, 2004    February 29, 2004   February 29, 2004
                                       -----------------    -----------------   -----------------
                                          (Unaudited)         (Unaudited)         (Unaudited)
SALES - NET                                $      --           $      --           $      30

COST OF SALES
  Purchases                                       --                  --                  10
                                           ---------           ---------           ---------

GROSS PROFIT                                      --                  --                  20

OPERATING EXPENSES
  Wage expense                                    --             100,000
  Advertising                                    924               1,449               2,727
  Legal and accounting                         3,403              10,272              50,899
  Professional fees                            3,061               3,061               8,061
  Product development                             --                  --                 814
  Bank charges                                    17                  93                 270
  Rent - stockholder                             500                 500               7,500
  License and permits                             25                 375               1,338
  Marketing expenses                           8,139               8,139               8,139
  Amortization                                   247                 742               1,731
  Franchise tax                                   50                  50                 100
  Workers' Compensation                           10                  20                 204
  Telephone, fax, and internet                   374                 374                 374
  Travel                                         400                 400                 400
  Meals and entertainment                        347                 347                 347
  Royalty expense                                 --                  --                   2
  Office supplies and expense                  1,797               2,514               7,574
                                           ---------           ---------           ---------
                                              19,294              28,336             190,480

NET LOSS FROM OPERATIONS                     (19,294)            (28,336)           (190,460)

OTHER INCOME (EXPENSE)
  Interest expense                                --                (680)             (2,252)
                                           ---------           ---------           ---------

Net Loss before income taxes                 (19,294)            (29,016)           (192,712)

Provision for income taxes                        --                  --                  --
                                           ---------           ---------           ---------

NET LOSS                                   $ (19,294)          $ (29,016)          $(192,712)
                                           =========           =========           =========

Net loss per common share - basic          $    (.01)          $    (.02)          $    (.18)
                                           =========           =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003


                                        Three Months             Nine Months
                                           Ended                    Ended
                                      February 28, 2003        February 28, 2003
                                      -----------------        -----------------
                                         (Unaudited)              (Unaudited)

SALES - NET                               $     --                 $     30

COST OF SALES
  Purchases                                     (3)                      10
                                          --------                 --------

GROSS PROFIT                                     3                       20

OPERATING EXPENSES
  Wage expense                               7,500                   52,500
  Legal and accounting                       3,072                   17,762
  Professional fees                             --                       --
  Product development                           --                       65
  Bank charges                                  24                       54
  Rent - stockholder                         1,500                    4,500
  License and permits                          338                      763
  Marketing expenses                           176                      788
  Amortization                                 212                      635
  Franchise tax                                 50                       50
  Insurance                                     20                       20
  Office supplies and expense                1,090                    2,459
                                          --------                 --------
                                            13,982                   79,596

NET LOSS FROM OPERATIONS                   (13,979)                 (79,576)

OTHER INCOME (EXPENSE)
  Interest expense                            (307)                    (966)
                                          --------                 --------

Net Loss before income taxes               (14,286)                 (80,542)

Provision for income taxes                      --                       --
                                          --------                 --------

NET LOSS                                  $(14,286)                $(80,542)
                                          ========                 ========

Net loss per common share - basic         $   (.01)                $   (.08)
                                          ========                 ========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003,
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 29, 2004

                                                           Nine Months         Nine Months         June 20, 2001
                                                              Ended               Ended           (Inception) to
                                                        February 29, 2004    February 28, 2003   February 29, 2004
                                                        -----------------    -----------------   -----------------
                                                           (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                 $ (29,016)            $ (80,542)           $(192,712)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                742                   635                1,732
     (Increase) in inventory                                      --                  (499)                  --
     (Increase) in Deposits                                   (6,525)                 (164)              (6,525)
     (Increase) in prepaid expenses                           (1,975)                   --               (1,975)
     Increase (Decrease) in accounts payable                 (23,720)               18,550                   --
     Increase in accrued wages - stockholder                      --                52,500              100,000
     Increase in accrued director's fees                          --                    --                5,000
     Increase (Decrease)in accrued interest                     (276)                  966                   --
     Increase (Decrease) in accrued rent                      (4,500)                3,000                   --
     Increase (Decrease) in stockholder payable               16,000                   500               16,500
                                                           ---------             ---------            ---------
         Net Cash From (Used By) Operating Activities        (49,270)               (5,054)             (77,980)
                                                           ---------             ---------            ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                              --                    --              (10,800)
                                                           ---------             ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                    (12,096)                   --                   --
  Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                --                    --               27,500
  Proceeds from issuance of common stock                     100,000                    --              100,000
                                                           ---------             ---------            ---------
         Net Cash Provided By Financing Activities            87,904                    --              127,500
                                                           ---------             ---------            ---------

NET INCREASE (DECREASE) IN CASH                               38,634                (5,054)              38,720

CASH AT BEGINNING OF PERIOD                                       86                 5,132                    0
                                                           ---------             ---------            ---------

CASH AT END OF PERIOD                                      $  38,720             $      78            $  38,720
                                                           =========             =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                            $       0             $       0            $       0
                                                           =========             =========            =========
  Taxes paid                                               $       0             $       0            $       0
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004


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

NOTE C - STOCK OFFERING

     In November of 2003 the Company issued 500,000 shares of its $.001 par common stock. Proceeds from the issuance totaled $100,000. As of February 29, 2004, proceeds have been used as follows:


     Professional Fees                   $26,435
     Purchase of Patent                   10,800
     Initial Product Costs                 6,525
     Marketing Costs                       8,139
     Selling and Administrative            9,301
                                         -------

     Totals                              $61,200
                                         =======

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E and S Holdings (E & S) is a developmental stage company that has received no revenues during the three-month period ending February 29, 2004. E & S has received no significant revenues since its inception.

     As of February 29, 2004, E & S has cash assets of $38,720. This cash balance has been derived from a successful offering, in which 500,000 shares of E & S' common stock were sold at twenty cents per share, yielding $100,000 to E & S. At present E & S' management maintains it has sufficient capital to sustain it's operations until such time as it begins to receive revenues from sales of its product. Therefore, there are no current plans to issue additional shares of common stock in E & S. It is anticipated that offers to sell its product will commence within 30 days.

     During the next twelve months of operation, E & S will continue to pursue the plan of operation as outlined in its SB-2 registration, effective November 18, 2003, which is hereby incorporated by reference. In furtherance of E & S' plan of operation, it has already received, by express shipment a number of finished Portable Pipe Vices which is being utilized for promotional purposes. The balance of the first run of 5,000 Portable Pipe Vice tools has been completed. The shipment cleared U.S. Customs on March 26, 2004 and is in the process of being shipped to E & S's warehouse location in North Canton, Ohio.

     On March 2, 2004, E & S completed a bulk mailing of 1,200 postcards which were sent to wholesale hand tool suppliers throughout the United States. E & S has already received requests for sample tools from several of the suppliers and initial negotiations have been commenced for a small purchase order of the Portable Pipe Vice. To date, no contracts have been executed for the purchase of the Portable Pipe Vice from any wholesale tool suppliers.

     In furtherance of its efforts to market the Portable Pipe Vice, E & S has secured a booth at the National Hardware Show in Los Vegas, Nevada which will run through May 10th - 12th , 2004. Mr. Edward A. Barth will be in attendance at the show and attempt to interest hand tool purchasers in the Portable Pipe Vice. In addition, in its continued efforts to market the Portable Pipe Vice, management of E & S has established a website for the company at www.portablepipevice.com.

     Effective March 31, 2004, E & S will no longer utilize the services of EAB Technical Services Co.,Inc. E & S intends to replace the services performed by EAB by hiring Mrs. Suzanne Barth as the company's sole employee, in the position of Office Manager. Mrs. Barth will be responsible for E & S's continued efforts to market the Portable Pipe Vice, as well as process orders for the sale of the Portable Pipe Vice.

     E & S continues in its efforts to list the shares of E & S on the OTC bulletin board listing. It is currently awaiting final clearance from NASD for trading.

     Over the past three months, E & S has sustained operating losses in the amount of $19,294. Of this amount, $6,464 involve costs for legal and accounting fees incurred during the last quarter.

     As of February 29, 2004, E & S continues to have total liabilities of $121,500. The amount of liabilities have not changed since the last quarterly report. Of these liabilities, $105,000 constitute accrued wages and directors fees which, by agreement of the officers and directors of E & S can only be paid out of profits earned from sales made by E & S. The balance of the liabilities relate to loans made by Edward A. Barth to E & S to continue operations prior to the time that the most recent offering was completed. Because E & S now has cash assets, it once again is responsible to pay for rental of the office space being utilized. Rent, in the amount of $500 per month has commenced February 1, 2004. Rent payments are made to Mr. Herbert G. Barth, a shareholder of the company.

     There are no off balance sheet arrangements involving E & S at this time.

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

ITEM 2 - CHANGES IN SECURITY

     There have been no changes in security since the last quarterly statement for the quarter ending

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

                                 E & S HOLDINGS, INC.


Date: April 2, 2004              By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: April 2, 2004              By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer