Form 10KSB
period 2004-05-31
E & S HOLDINGS INC
filed 2004-08-25
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-50101

                             E and S Holdings, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                         91-2135425
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues of its most recent fiscal year. $464.00

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,500,000 shares common stock $.001 per value

                       DOCUMENTS INCORPORATED BY REFERENCE

     Form 10-QSB for first, second and third quarter of fiscal year; Form SB-2, effective November 18, 2002 for exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Number                 Item in Form 10-KSB                              Page No.
------                 -------------------                              --------
   1    Description of Business                                              3

   2    Description of Property                                              4

   3    Legal Proceedings                                                    4

   4    Submission of Matters to a Vote of Security Holders                  4

   5    Market for Common Equity and Related Stockholder Matters             5

   6    Management's Discussion and Analysis for Plan of Operation           5

   7    Financial Statements                                                 7

   8    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                            15

  8A    Controls and Procedures                                             15

   9    Directors, Executive Officers, Promoters and Control Persons        15

  10    Executive Compensation                                              16

  11    Security Ownership of Certain Beneficial Owners and Management      16

  12    Certain Relationships and Related Transactions                      17

  13    Exhibits and Reports on Form 8-K                                    17

  14    Principal Accountant Fees and Services                              18

        Signatures                                                          19

                                    PART ONE

ITEM 1 - DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS: E & S was incorporated on June 20, 2001 under the laws of the State of Nevada. It has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

E & S is a corporation that is in its developmental stages, since its inception in June, 2001. E & S was formed to produce a locking pliers tool which is being marketed as the "Portable Pipe Vise". The jaws of the locking pliers have a patented design. The tool is intended to secure cylindrical objects to a flat surface. At the present time, E & S has produced and received the first production run of 5,000 high quality Portable Pipe Vises for sale. E & S intends to initially focus its marketing efforts on the welding industry and the plumbing industry, since both industries require portable tools to secure pipes to objects for modification or attachment to a flat surface.

Since the time that E & S took possession of the first production run, it has stepped up its marketing efforts through direct mailing filers and participation in the National Hardware Show in Las Vegas, Nevada. As a result of its marketing efforts, E & S currently has secured five independent representatives in various parts of the United States to sell the Portable Pipe Vise. In addition, over the past 60 days, it has secured initial orders from independent tool retailers. E & S is currently in negotiation with catalog retailers both in print and online for the sale of the Portable Pipe Vise.

Since obtaining the initial production run, E & S has sold a limited number of Portable Pipe Vises. E & S has employed Mrs. Suzanne Barth for the purpose of managing E & S's day-to-day operations, including the processing of orders and communication with current representatives, as well as prospective distributors.

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

Although E & S is seeking suppliers within the United States to manufacture its Portable Pipe Vise, the first production run has been contracted through Nation Technik, Ltd. a Hong Kong manufacturer. E & S is already in negotiations with Nation Technik, Ltd. to prepare for a larger second production run. E & S currently holds an assignment of the patent for the locking pliers. The patent was granted by the United States Patent and Trademark Office on November 6, 2001 and is patent number 6,311,589. This patent will restrict other domestic competitors from manufacturing a locking pliers with the same or similar jaw configuration as the locking pliers to be manufactured by E & S. Further, no foreign manufacturer will be able to enter the United States market with a similar product. A patent lasts for 16 years from the date of filing. The date of filing of the patent was April 8, 1999. Therefore, E & S will enjoy protection for the patented portion of the locking pliers, until April 8, 2015. The patent covering the locking pliers was purchased from the inventor. E & S has a royalty agreement with the inventor whereby the inventor receives 5% of gross sales as additional compensation for the sale of the patent.

E & S does not anticipate the need to receive any government approval for its Portable Pipe Vise. E & S does not believe that there are any significant government regulations that would effect the ability of E & S to sell its product. In addition, due to the nature of its product and the fact that it does not manufacture its product, E & S does not anticipate that its operation will result in the need to comply with any environmental laws. Therefore, there are no costs allocated to the environmental law compliance.

During the last two fiscal years, a minimal amount of time and expense has been utilized in developing the Portable Pipe Vise for marketing. All research and development efforts were conducted by Mr. Edward A. Barth, who is not separately compensated for these efforts. All costs involved are centered around finalizing the design of the production of single prototype of Portable Pipe Vises in order to arrive at a final production design.

E & S is currently operating with one paid employee, Mrs. Suzanne Barth, who is responsible for all day-to-day operations of E & S. Mr. Edward A. Barth and Mr. Eugene H. Swearengin have agreed to work for the corporation for no compensation until such time as the company commences to receive revenues from its Portable Pipe Vise. Both individuals have previously received compensation, either directly or accrued, for services rendered. However, due to the unforeseen length of time necessary to bring the company's product to market, both individuals have agreed to forego any further compensation, either paid or accrued until E & S commences to recognize revenues from the sale of its product.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of E & S during the fourth quarter of its fiscal year. However, in late June, 2004, an Action of Stockholders by Written Consent, in lieu of its annual meeting, appointed Mr. Edward A. Barth and Mr. Eugene H. Swearengin as directors of the corporation for the next year. Furthermore, the shareholders confirmed the appointment of the accounting firm of Hobe and Lucas to continue in its capacity as the corporation's independent auditor for the next fiscal year. In addition, the shareholders amended the Articles of Incorporation of E & S to increase the number of authorized shares of its $.001 per value common stock from 25,000,000 to 100,000,000 shares.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, there is no public trading market for E & S common stock. Therefore, there has been no market transaction involving E & S common stock during the past fiscal year. E & S has made efforts to commence trading of its shares, however, to date , E & S's shares are not listed on any exchange or O.T.C. Furthermore, there has been no unregistered sales of securities by E & S in its past fiscal year. The only sales of unregistered securities that have been made by E & S were the initial sales, in which Mr. Edward A. Barth received 700,000 shares of common stock in exchange for the transfer of the option to purchase the locking pliers patent. Furthermore, E & S raised approximately $30,000 from the sale of 300,000 shares of common stock in a private offering in December of 2001.

E & S has only one class of stock, it is the $0.001 per value common stock. As of June 1, 2004 E & S has 21 shareholders, holding shares in either individual names or as joint tenants.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Over the past two fiscal years, E & S has received negligible revenues from sale of product. However, it is now commencing to receive a small number of purchase orders for its Portable Pipe Vise. In addition, during the past fiscal year, E & S completed it offering for additional shares of the corporation, which was fully subscribed. Therefore, E & S received an additional $100,000 of operating capital. The bulk of the operating capital was utilized to pay for the initial production run of Portable Pipe Vises.

During the past two fiscal years, E & S has had operations loses of $86,067 for 2003 and $52,252 for 2004. These losses were incurred as a result of continuing operating expenses and negligible revenues being received by E & S. Because E & S now has inventory, it is beginning to receive purchase orders for the Portable Pipe Vise and anticipates that over the next twelve months, we will receive revenues, in an amount that would be sufficient to pay current operating expenses. The management of E & S has received very favorable comments on the Portable Pipe Vise and expects to see significant increases in revenue over the next twelve months.

As revenues increase, however, E & S will incur additional liabilities in the form of officer salaries, which are currently being waived by the officers.

In the event that anticipated sales exceed expectations of E & S, it may be necessary for E & S to incur debt for the purpose of ordering additional tools in larger quantities of the manufacturer, in order to increase inventories and fill orders in a timely basis. During the next twelve months, E & S has to be able to evaluate the marketability of the Portable Pipe Vise and determine whether it will be advisable to add additional lines of tools, in order to become profitable.

At present, it is not anticipated that E & S will require any additional capital expenditures during the next twelve-month period. In addition, E & S does not believe it will be necessary to seek additional capital through the offering of additional shares in the corporation to the public.

OFF - BALANCE SHEET ARRANGEMENTS

At present, E & S has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on E & S's financial condition. However, it should be noted, when evaluating the balance sheet of E & S that an arrangement exists between the officers and directors of E & S whereby all officers wages and directors fees, accrued to date, can only be paid out of net revenues of the corporation. Since the repayment of these liabilities are contingent upon future profitability of E & S, this arrangement has a direct effect upon a current financial health of the corporation.

ITEM 7 - FINANCIAL STATEMENTS

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                              4807 Rockside Road
                                                                       Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E and S Holdings, Inc.
Canton, Ohio

     We have audited the balance sheets of E and S Holdings, Inc. (a development stage company) as of May 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E and S Holdings, Inc. as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2004 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1, the Company has been in the development stage since its inception on June 20, 2001. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its product, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as going concern.


                                            /s/ Hobe & Lucas
                                            Certified Public Accountants, Inc.

Independence, Ohio
July 6, 2004

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                              MAY 31, 2004 AND 2003

                                                                       2004              2003
                                                                     ---------         ---------
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                      $   3,760         $      86
   Inventory                                                            28,893                 0
                                                                     ---------         ---------
                                                                        32,653                86
OTHER ASSETS
   Patent - net of amortization of $1,979 at
    May 31, 2004 and $990 at May 31, 2003                               10,720            11,709
                                                                     ---------         ---------

      Total Other Assets                                                10,720            11,709
                                                                     ---------         ---------

      Total Assets                                                   $  43,373         $  11,795
                                                                     =========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable                                                  $   4,555         $  23,720
   Accounts payable - stockholder                                       16,500               500
   Accrued wages                                                       102,400           100,000
   Accrued payroll taxes                                                   379                 0
   Accrued other taxes                                                      88                 0
   Accrued director's fees                                               5,000             5,000
   Accrued interest                                                          0               276
   Accrued rent - stockholder                                            1,000             4,500
   Loans payable - stockholders                                              0            12,096
                                                                     ---------         ---------

      Total Liabilities                                                129,922           146,092
                                                                     ---------         ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - 25,000,000 shares authorized,
    1,500,000 outstanding as of 2004, and 1,000,000
    as of 2003 at .001 per value                                         1,500             1,000
   Additional paid-in capital                                          127,899            28,399
   Deficit accumulated during the development stage                   (215,948)         (163,696)
                                                                     ---------         ---------

      Total Stockholders' Equity (Deficit)                             (86,549)         (134,297)
                                                                     ---------         ---------

Total Liabilities and Stockholders' Equity (Deficit)                 $  43,373         $  11,795
                                                                     =========         =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MAY 31, 2004, and 2003
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2004

                                                                                 June 20, 2001
                                          Year Ended          Year Ended        (Inception) to
                                         May 31, 2004        May 31, 2003        May 31, 2004
                                         ------------        ------------        ------------
Sales - net                                $     464           $      30           $     494

Cost of Sales
   Purchases                                     186                  10                 196
                                           ---------           ---------           ---------

Gross Profit                                     278                  20                 298

Operating expenses
   Wage expense                                4,800              52,500             104,800
   Advertising                                13,778               1,278              15,056
   Legal and accounting                       12,680              18,962              53,307
   Professional fees                             340                   0               5,340
   Product development                             0                 499                 814
   Bank charges                                  124                  97                 301
   Rent - stockholder                          2,500               6,000               9,500
   License and permits                           375                 593               1,263
   Amortization                                  990                 990               1,980
   Franchise tax                                  50                  50                 100
   Workers' compensation                          20                 184                 204
   Royalty expense                                43                   2                  44
   Office supplies and expense                 7,360               3,621              12,495
   Travel                                      2,930                   0               2,930
   Freight and delivery                           84                   0                  84
   Payroll tax                                   563                   0                 563
   Insurance                                     519                   0                 519
   Telephone                                   1,077                   0               1,077
   Trade shows                                 2,867                   0               2,867
   UCC code                                      750                   0                 750
                                           ---------           ---------           ---------
                                              51,850              84,776             213,994
                                           ---------           ---------           ---------

Net Loss From Operations                     (51,572)            (84,756)           (213,696)

Other Income (Expense)
   Interest expenses                            (680)             (1,311)             (2,252)
                                           ---------           ---------           ---------

Net Loss before income taxes                 (52,252)            (86,067)           (215,948)

Provision for income taxes                         0                   0                   0
                                           ---------           ---------           ---------

Net Loss                                   $ (52,252)          $ (86,067)          $(215,948)
                                           =========           =========           =========

Net loss per common share - basic          $    (.04)          $    (.09)          $    (.22)
                                           =========           =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                FOR THE PERIOD BEGINNING JUNE 20, 2001(INCEPTION)
                             AND ENDED MAY 31, 2004

                                   Common Stock                                         Total
                               ---------------------    Additional                   Stockholder's
                               Issued                     Paid-In     Accumulated      Equity
                               Shares      Par Value      Capital       Deficit       (Deficit)
                               ------      ---------      -------       -------       ---------
Issuance of Common Stock
September, 2001                700,000     $    700      $  1,199      $       0      $   1,899

Issuance of Common Stock
December 2001, net of
issuance costs of $2,500       300,000          300        27,200              0         27,500

Net (Loss) - May 31, 2002                                                (77,629)       (77,629)
                            ----------     --------      --------      ---------      ---------

Balance, May 31, 2002        1,000,000        1,000        28,399        (77,629)       (48,230)

Net (Loss) - May 31, 2003            0            0             0        (86,067)       (86,067)
                            ----------     --------      --------      ---------      ---------

Balance, May 31, 2003        1,000,000        1,000        28,399       (163,696)      (134,297)

Issuance of Common Stock
November, 2003                 500,000          500        99,500              0        100,000

Net (Loss) - May 31, 2004            0            0             0        (52,252)       (52,252)
                            ----------     --------      --------      ---------      ---------

Balance, May 31, 2004        1,500,000     $  1,500      $127,899      $(215,948)     $ (86,549)
                            ==========     ========      ========      =========      =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2004 and 2003
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2004

                                                                                          June 20, 2001
                                                         Year Ended       Year Ended     (Inception) to
                                                        May 31, 2004     May 31, 2003     May 31, 2004
                                                        ------------     ------------     ------------
Cash Flows From Operating Activities
   Net Loss                                              $ (52,252)       $ (86,067)       $(215,948)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization                                             990              990            1,979
      Increase in inventory                                (28,893)               0          (28,893)
      Interest capitalized                                       0            1,296            1,296
      (Decrease)/Increase in accounts payable              (19,166)          21,220            4,555
      Increase in accrued wages                              2,400           52,500          102,400
      Increase in accrued director's fees                        0                0            5,000
      (Decrease)/Increase in accrued interest                 (276)              15                0
      (Decrease)/Increase in accrued rent                   (3,500)           4,500            1,000
      Increase in stockholder payable                       16,000              500           16,500
      Increase in accrued payroll taxes                        379                0              379
      Increase in accrued taxes                                 88                                88
                                                         ---------        ---------        ---------
        Net Cash From (Used By) Operating Activities       (84,230)          (5,046)        (111,644)
                                                         ---------        ---------        ---------
Cash Flows Used by Investing Activities
   Purchase of patent                                            0                0          (10,800)
   Repayments of loans                                     (12,096)                          (12,096)
                                                         ---------        ---------        ---------
        Net Cash Used In Investing Activities              (12,096)                          (22,896)

Cash Flows From Financing Activities
   Loans from stockholders                                                        0           10,800
   Proceeds from issuance of common stock,
    net of issuance costs of $2,500                        100,000                0          127,500
                                                         ---------        ---------        ---------
        Net Cash Provided By Financing Activities          100,000                0          138,300
                                                         ---------        ---------        ---------

Net Increase (Decrease) In Cash                              3,674           (5,046)           3,760

Cash At Beginning Of Period                                     86            5,132                0
                                                         ---------        ---------        ---------

Cash At End of Period                                    $   3,760        $      86        $   3,760
                                                         =========        =========        =========
Supplemental Disclosure of Cash Flows Information
   Interest paid                                         $     680        $       0        $     680
                                                         =========        =========        =========
   Taxes paid                                            $       0        $       0        $       0
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003

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

NOTE 2 - FAIR VALUE OF FINANCIAL STATEMENTS

     The carrying amount of cash and liabilities approximates the fair value reported in the balance sheet.

NOTE 3 - NOTES PAYABLE

                                                             2004         2003
                                                           -------      -------
   Note payable to a stockholder due March 24, 2004,
   at an interest rate of 12%, secured by an interest
   in the Company's patent                                 $     0      $ 6,048

   Note payable to a stockholder due March 24, 2004,
   at an interest rate of 12%, secured by an interest
   in the Company's patent                                       0        6,048
                                                           -------      -------

   Total Notes Payable                                     $     0      $12,096
                                                           =======      =======

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2004 AND 2003

NOTE 4 - INCOME TAXES

     Income taxes on continuing operations at May 31 include the following:

                                                    2004               2003
                                                   ------             ------
   Currently payable                               $    0             $    0
   Deferred                                             0                  0
                                                   ------             ------

        Total                                      $    0             $    0
                                                   ======             ======

     A reconciliation of the effective tax rate with the statutory U.S. income tax rate at May 31 is as follows:

                                                     2004                        2003
                                             --------------------        --------------------
                                                            % of                        % of
                                                           Pretax                      Pretax
                                             Income        Amount        Income        Amount
                                             ------        ------        ------        ------
Income taxes per statement of operations    $      0           0%       $      0           0%

 Loss for financial reporting purposes
  without tax expense or benefit             (17,766)        (34)%       (29,263)        (34)%
                                            --------       -----        --------       -----

 Income taxes at statutory rate             $(17,766)        (34)%      $(29,263)        (34)%
                                            ========       =====        ========       =====

     At May 31, 2004 the Company had net operating loss carryforwards of approximately $18,362, $45,913, and $98,665 expiring in 2023, 2024, and 2025.

     The Company's deferred tax assets and liabilities at May 31 consist of:

                                                 2004                 2003
                                               --------             --------
   Deferred tax asset                          $ 70,600             $ 52,000
   Valuation allowance                          (70,600)             (52,000)
   Deferred tax liability                             0                    0
                                               --------             --------
                                               $      0             $      0
                                               ========             ========

     Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued wages and director's fees. No deferred taxes are reflected in the balance sheet at May 31, 2004 or 2003 due to a valuation allowance, which increased $18,600 in 2004.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2004 AND 2003

NOTE 5 - RENT

     The Company rents office and storage space from one of its stockholders, Herbert G. Barth, on a month-to-month basis. Rent began in April, 2002 at a rate of $500 per month. Rent expenses for the years ended May 31, 2004 and 2003 were $2,500 and $6,000, respectively. Accrued rents to this stockholder were $1,000 and $4,500 at May 31, 2004 and 2003, respectively.

NOTE 6 - ACCRUED WAGES - STOCKHOLDER

     A stockholder of the Company had accrued wages in the amount of $75,000 at May 31, 2004 and 2003. Per his employment agreement, these wages can only be paid from the net profits of the Company. As such, no cash wages have been paid to this stockholder to date.

NOTE 7 - AMORTIZATION OF PATENT

     The Company held an option to purchase the patent pending rights to its proprietary product, locking pliers. The Company exercised its option to acquire the patent for its locking pliers product in March 2002 for $10,800. The patent is being amortized over its remaining legal life, beginning in the first quarter of fiscal 2002. The agreement also provides for payment of 5% of the gross consideration received for the use and licensing of the patent.

     Amortization for the next five years is as follows:

                2004                    $   990
                2005                        990
                2006                        990
                2007                        990
                2008                        990
                Thereafter                5,770
                                        -------
                                        $10,720
                                        =======

NOTE 8 - LOSS PER COMMON SHARE

     Loss per common share is based on the weighted average number of shares outstanding which was: 1,291,667 for the year ended May 31, 2004, 1,000,000 for the year ended May 31, 2003, and 988,889 for the period beginning June 20, 2001 (inception) and ended May 31, 2004.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None

ITEM 8A - CONTROLS AND PROCEEDURES

The management of E & S recognize its responsibility for establishing and maintaining adequate internal controls over financial reporting for E & S. Due to the small size of E & S, management is aware of all matters pertaining to the operations of E & S Holdings, Inc. since management is involved on a daily basis with all day-to-day operations of the company.

                                   PART THREE

ITEM 9- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of June 1, 2004 are as follows:

Directors

     Name of Director:            Age:
     -----------------            ----
     Edward A. Barth               45
     Eugene H. Swearengin          50

Executive Officers

     Executive Officer:           Age:                    Office:
     ------------------           ----                    -------
     Edward A. Barth               45         President, Chief Executive Officer
                                              and Treasurer
     Eugene H. Swearengin          50         Vise-President and Secretary

Edward A. Barth, age 45, is the Founder and Officer of Registrant, and serves as a Director. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. Mr. Barth became president of Logical Computer Services of New York, Limited in November, 1995. This company was a non-operating entity. During the following year, Mr. Barth was in charge of all facets of the corporation and effectuated a change of name of the corporation to Coronado Industries, Inc. (OTC-BB: CDIK). Thereafter, Mr. Barth was instrumental in the merger of Coronado Industries, Inc. with a private corporation in November, 1996. After the merger, Mr. Barth resigned from all management positions at Coronado Industries, Inc. He is currently Secretary and a Director of C and E Holdings, Inc., a publicly held corporation, which is considered to be a blank check company. Mr. Barth has held these positions since the Corporation was formed in March 2000. He resides in Canton, Ohio.

Eugene H Swearengin, age 50, has been a Director of the Registrant since June 21, 2001. He is Vise-president and secretary of the Corporation. Mr. Swearengin started his carrier as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1998 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 24 years. He resides in North Canton, Ohio.

In the past fiscal year there were no individuals who were required to comply with the reporting requirements under Rule 16A-3 of the Exchange Act. There were no changes in ownership interest or beneficial interest of any shareholder, officer or director of the corporation during the past fiscal year.

At the present time, E & S has not developed a code of ethics that applies to E & S's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. E & S maintains that the fact that all major management functions, both executive and financial are centered in one individual, it is not necessary to establish a code of ethics at this time.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of E & S by any person for all services rendered in any capacity to E & S for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------
Edward A.
Barth,
President, CEO     2003      $0*       0.00     0.00         0.00         0.00       0.00         0.00

Eugene H.
Swearengin,
Vice-President,
Secretary          2003      $0*       0.00     0.00         0.00         0.00       0.00         0.00

----------
* Because E and S has experienced a delay in commence production that both Mr. Barth and Mr. Swearengin waived any compensation for their services commencing January 1, 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no securities authorized for issuance under any equity compensation plans. The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of June 1, 2004 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                   Name and address           Amount of
Class of Stock   of beneficial owner    beneficial ownership    Percent of class
--------------   -------------------    --------------------    ----------------
Common stock     Edward A. Barth               700,000           47.33% (total)
                 Director, President and
                 Chief Executive Officer
                 5046 East Boulevard NW
                 Canton, OH 44718

                 and

                 Suzanne I. Barth*              10,000
                 5046 East Boulevard NW
                 Canton, OH 44718

Common stock     Herbert Barth                 100,000            6.67%
                 520 East Boulevard NW
                 Canton, OH 44718

Common stock     C. W. Vonderwell               50,000            3.34%
                 840 Ohio Street
                 Delphos, OH 45833

                 and

                 Maryellen Vonderwell*          50,000            3.34%
                 8400 St. Rt. 66
                 Delphos, OH 45833

----------
* Indicates husband and wife. Each individual has a beneficial ownership in their spouse's stock holdings. Common stock: All Officers and Directors as a group that consist of one person, 700,000 shares direct, 10,000 beneficial, 47.33% total.

The percent of class is based on 1,500,000 shares of common stock issued and outstanding as of June 1, 2004.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edward A. Barth is the sole promoter of E & S, further, he currently holds a control position in the business, owning a total of 47.33% of the outstanding common stock (directly and beneficially). Prior to January 1, 2003, Mr. Barth was accruing a salary at the rate of $5,000 per month for all services which he rendered to E & S. Since January 1, 2003, Mr. Barth has waived any compensation, until such time as E & S commences to receive sustained revenues. Mr. Barth advanced the Corporation the sum of $1,212.00 in order to pay for incorporation costs. This amount was subsequently repaid to Mr. Barth on January 9, 2002 without interest, from proceeds received out of the $30,000.00 which E & S received in stock subscriptions. In addition, Mr. Barth has advanced the corporation the sum of $20,000 in order to commence the first production run of the Portable Pipe Vise. To date, E & S has repaid a portion of the amount, however, the amount of $16,500 remains outstanding as of the end of the corporation's fiscal year.

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

Mr. Herbert Barth, the father of Edward A. Barth, owns of 6.67% of the outstanding shares of the Corporation. Mr. Herbert Barth is the owner of the real estate from which E & S is subletting its offices. Mr. Barth is currently being paid the sum of $500 per month for the office space. E & S maintains that the space leased from Mr. Barth is leased at the fair market value for similar commercial space in Canton, Ohio.

With the exception of the above referred to transactions, there are no contractual agreements between Mr. Barth or any other individual, whether a shareholder or not, and E & S.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1  - Articles of Incorporation - incorporated by reference Form SB-2
Exhibit 3.2  - By-laws - incorporated by reference Form SB-2
Exhibit 11   - Statement regarding computation of earnings per share - See financial statement attached
Exhibit 13   - Form 10-QSB - incorporated by reference
Exhibit 31.1 - Rule 13a-12(a), 15d-14(a) Certification
Exhibit 31.2 - Rule 13a-12(a), 15d-14(a) Certification
Exhibit 32.1 - Certification  of Pursuant to Section 906 of the Sarbanes Oxley
               Act of 2002
Exhibit 32.2 - Certification  of Pursuant to Section 906 of the Sarbanes Oxley
               Act of 2002

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Hobe & Lucas Certified Public Accountants, Inc., the principal accountant for E & S.

                                        2003            2004
                                        ----            ----

     1. Audit Fees                     $11,181         $8,390

     2. Audit-Related Fees                   0              0

     3. Tax Fees                       $ 1,000         $  500

     4. All Other Fees*                      0              0

----------
* There were no other fees billed to E & S by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Because E & S has only two directors, none of whom are outside directors, E & S does not maintain a standing audit committee. As such, E & S does not have preapproval policies and procedures regarding the engagement of an independent auditor for its year-end financial statements. Instead, the engagement of an auditor is approved by the ad hoc audit committee of the Board of Directors prior to the commencement of the audit. The balance of the services described in Items 2 or 3 above were preapproved by the audit committee, only to the extent that discussions were held with the principal independent accountant for E & S prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of E & S were outlined.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       E and S Holdings, Inc.


                                       By: /s/ Edward A. Barth
                                          -------------------------------

                                       Date: August 24, 2004
                                            -----------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By: /s/ Edward A. Barth
                                          -------------------------------
                                          Edward A. Barth, CEO, CFO President
                                          and Director

                                       Date: August 24, 2004
                                            -----------------------------


                                       By: /s/ Eugene H. Swearengin
                                          -------------------------------
                                          Eugene H. Swearengin, Vice-President,
                                          Secretary and Director

                                       Date: August 24, 2004
                                            -----------------------------