Form 10QSB
period 2004-08-31
E & S HOLDINGS INC
filed 2004-10-14
CIK 1161135

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended August 31, 2004


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to ____________

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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AUGUST 31, 2004 AND MAY 31, 2004

                                                                      August 31, 2004       May 31, 2004
                                                                        (Unaudited)          (Audited)
                                                                        -----------          ---------
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $     253           $   3,760
   Accounts receivable                                                       1,562
   Inventory                                                                28,212              28,893
                                                                         ---------           ---------
                                                                            30,027              32,653

OTHER ASSETS
   Patent - net of amortization of $2,226 at
    August 31, 2004 and $1,979 at May 31, 2004                              10,473              10,720
                                                                         ---------           ---------

      Total Other Assets                                                    10,473              10,720
                                                                         ---------           ---------

      Total Assets                                                       $  40,500           $  43,373
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable                                                      $  12,000           $   4,555
   Accounts payable - stockholder                                           17,500              16,500
   Accrued wages                                                           110,200             102,400
   Accrued payroll taxes                                                       379                 379
   Accrued other taxes                                                           0                  88
   Accrued director's fees                                                   5,000               5,000
   Accrued rent - stockholder                                                2,500               1,000
                                                                         ---------           ---------

      Total Liabilities                                                    147,579             129,922
                                                                         ---------           ---------
STOCKHOLDERS' EQUITY
   Common stock - 100,000,000 shares authorized,
    1,500,000 outstanding as of August 31 and
    and May 31, 2004 at .001 par value                                       1,500               1,500
   Additional paid-in capital                                              127,899             127,899
   Deficit accumulated during the development stage                       (236,478)           (215,948)
                                                                         ---------           ---------

      Total Stockholders' Equity (Deficit)                                (107,079)            (86,549)
                                                                         ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)                     $  40,500           $  43,373
                                                                         =========           =========

Note: The balance sheet at May 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004,
                   THE THREE MONTHS ENDED AUGUST 31, 2003 AND
          THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO AUGUST 31, 2004

                                          Three Months        Three Months       June 20, 2001
                                              Ended               Ended         (Inception) to
                                         August 31, 2004     August 31, 2003     August 31, 2004
                                         ---------------     ---------------     ---------------
SALES - NET                                $   2,132           $       0           $   2,626

COST OF SALES
   Purchases                                     680                   0                 876
                                           ---------           ---------           ---------

GROSS PROFIT                                   1,452                   0               1,750

OPERATING EXPENSES
   Wage expense                                7,800                   0             112,600
   Advertising                                   603                 525              15,659
   Legal and accounting                        7,050               5,279              60,357
   Professional fees                               0                   0               5,340
   Product development                             0                   0                 814
   Bank charges                                   16                  60                 317
   Rent - stockholder                          1,500                   0              11,000
   License and permits                             0                 425               1,263
   Amortization                                  247                 247               2,227
   Franchise tax                                   0                   0                 100
   Workers' compensation                          89                  10                 293
   Royalty expense                                48                   0                  92
   Office supplies and expense                 3,335                 492              15,830
   Travel                                          0                   0               2,930
   Freight and delivery                          127                   0                 211
   Payroll tax                                    65                   0                 628
   Insurance                                       0                   0                 519
   Telephone                                     296                   0               1,373
   Trade shows                                   823                   0               3,690
   UCC code                                        0                   0                 750
   Commissions                                    12                                      12
                                           ---------           ---------           ---------
                                              22,011               7,038             236,005
                                           ---------           ---------           ---------

NET LOSS FROM OPERATIONS                     (20,559)             (7,038)           (234,255)

OTHER INCOME (EXPENSE)
   Interest expense                                0                (366)             (2,252)
   Miscellaneous income                           29                                      29
                                           ---------           ---------           ---------
                                                  29                                  (2,223)

NET LOSS BEFORE INCOME TAXES                 (20,530)             (7,404)           (236,478)

PROVISION FOR INCOME TAXES                         0                   0                   0
                                           ---------           ---------           ---------

NET LOSS                                   $ (20,530)          $  (7,404)          $(236,478)
                                           =========           =========           =========

NET LOSS PER COMMON SHARE - BASIC          $    (.01)          $    (.01)          $    (.16)
                                           =========           =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2004
    THE THREE MONTHS ENDED AUGUST 31, 2003 AND THE PERIOD FROM JUNE 20, 2001
                         (INCEPTION) TO AUGUST 31, 2004

                                                           Three Months        Three Months       June 20, 2001
                                                              Ended               Ended          (Inception) to
                                                         August 31, 2004     August 31, 2003     August 31, 2004
                                                         ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                $ (20,530)          $  (7,404)          $(236,478)
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization                                               247                 247               2,226
      Interest capitalized                                         0                   0               1,296
      (Increase) in accounts receivable                       (1,562)             (1,562)
      (Increase) in inventory                                    681                   0             (28,212)
      (Increase) in deposits                                       0              (6,525)                  0
      Increase (Decrease) in accounts payable                  7,445              (3,536)             12,000
      Increase in accrued wages - stockholder                  7,800                   0             110,200
      Increase in accrued director's fees                          0                   0               5,000
      Increase in accrued interest                                 0                 366                   0
      Increase in accrued rent                                 1,500                   0               2,500
      Increase (Decrease) in accrued taxes                       (88)                  0                   0
      Increase (Decrease) in stockholder payable               1,000                   0              17,500
      Increase in payroll taxes                                    0                   0                 379
                                                           ---------           ---------           ---------

Net Cash Used By Operating Activities                         (3,507)            (16,852)           (115,151)
                                                           ---------           ---------           ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of patent                                              0                   0             (10,800)
   Repayment of loans                                              0                   0             (12,096)
                                                           ---------           ---------           ---------
                                                                                                     (22,896)
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from (repayments to) stockholders                         0              17,000              10,800
   Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                 0                   0             127,500
                                                           ---------           ---------           ---------

Net Cash Provided By Financing Activities                          0              17,000             138,300
                                                           ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                               (3,507)                148                 253

CASH AT BEGINNING OF PERIOD                                    3,760                  86                   0
                                                           ---------           ---------           ---------

CASH AT END OF PERIOD                                      $     253           $     234           $     253
                                                           =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
   Interest paid                                           $       0           $       0           $     680
                                                           =========           =========           =========
   Taxes paid                                              $       0           $       0           $       0
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2004


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2004.

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $2,100 during the three-month period ending August 31, 2004. E & S has received no significant revenues since its inception.

     As of August 31, 2004, E & S has cash assets of $253. However, it also had accounts receivable of $1,562 and inventory of $28,212. Because E & S' cash balance is extremely low, the management of E & S is contemplating the sale of additional shares of common stock of the company through a private placement during the next twelve months. E & S has begun to receive small orders for its Portable Pipe Vise. In addition, it has secured the services of seven independent sales representatives in various parts of the United States to promote the sale of its Portable Pipe Vise. The Portable Pipe Vise is being placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog. Management believes that as a result of obtaining independent sales representatives and the exposure of its product in the sales catalogs, it will commence receiving a greater volume of orders for the Portable Pipe Vise during the next twelve months.

     E & S continues in its efforts to list the shares of E & S on the OTC Bulletin Board listing. It is currently consulting with a new broker/dealer in order to establish a market and obtain clearance from NASD for trading.

     Over the last three months, E & S has sustained operating losses in the amount of $20,350. Of this amount, $7,050 involve costs for legal and accounting fees incurred during the last quarter.

     As of August 31, 2004, E & S has total liabilities of $147,579. The majority of these liabilities, $115,200 constitute accrued wages and directors fees which, by agreement of the officers and directors of E & S can only be paid out of profits earned by sales made by E & S.

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

ITEM 2 - CHANGES IN SECURITY

     There have been no changes in security since the last annual statement for the year ending August31,2004

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

                                E & S HOLDINGS, INC.



Date: October 14, 2004          By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: October 14, 2004          By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer