Form 10QSB
period 2004-11-30
E & S HOLDINGS INC
filed 2005-01-13
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended November 30, 2004

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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2004 AND MAY 31, 2004

                                                                 November 30, 2004     May 31, 2004
                                                                    (Unaudited)         (Audited)
                                                                    -----------         ---------
                                     ASSETS

CURRENT ASSETS
  Cash in bank                                                      $     446           $   3,760
  Accounts receivable                                                   3,000                  --
  Inventory                                                            26,444              28,893
                                                                    ---------           ---------

      Total Current Assets                                             29,890              32,653
                                                                    ---------           ---------
OTHER ASSETS
  Patent - net of amortization of $2,474 at
   November 30, 2004, $1,979 at May 31, 2004                           10,225              10,720
                                                                    ---------           ---------

      Total Assets                                                  $  40,115           $  43,373
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                  $  13,649           $   4,555
  Accounts payable - stockholder                                       17,500              16,500
  Accrued wages - officer and stockholder                              25,000             102,400
  Accrued payroll taxes                                                    --                 379
  Accrued other taxes                                                      --                  88
  Accrued director's fees                                                  --               5,000
  Accrued royalties                                                       225                  --
  Accrued rent                                                             --               1,000
                                                                    ---------           ---------

      Total Liabilities                                                56,374             129,922
                                                                    ---------           ---------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares authorized,
   1,500,000 outstanding at May 31, 2004 and
   November 30, 2004, .001 par value                                    1,500               1,500
  Additional paid-in capital                                          127,899             127,899
  Deficit accumulated during the development stage                   (145,658)           (215,948)
                                                                    ---------           ---------

      Total Stockholders' Equity                                      (16,259)            (86,549)
                                                                    ---------           ---------

      Total Liabilities and Stockholders' Equity                    $  40,115           $  43,373
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2004
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2004

                                                     Three Months           Six Months          June 20, 2001
                                                        Ended                 Ended            (Inception) to
                                                  November 30, 2004     November 30, 2004     November 30, 2004
                                                     (Unaudited)           (Unaudited)           (Unaudited)
                                                     -----------           -----------           -----------
SALES - NET                                           $   3,506             $   5,638             $   6,132

COST OF SALES
  Purchases                                               1,768                 2,448                 2,644
                                                      ---------             ---------             ---------

GROSS PROFIT                                              1,738                 3,190                 3,488

OPERATING EXPENSES
  Wage expense                                          (86,200)              (78,400)               26,400
  Payroll taxes                                             (65)                   --                   563
  Insurance                                                  --                    --                   519
  Commissions                                                 6                    18                    18
  Freight & delivery                                         (8)                  119                   203
  Legal and accounting                                    1,000                 8,050                61,357
  Professional fees                                      (5,000)               (5,000)                  340
  Product development                                        --                    --                   814
  Bank charges                                               24                    40                   341
  Rent - stockholder                                     (1,500)                   --                 9,500
  License and permits                                        --                    --                 1,263
  UCC code                                                  150                   150                   900
  Franchise tax                                              --                    --                   100
  Workers' compensation                                      --                    89                   293
  Amortization                                              248                   495                 2,475
  Advertising                                               300                   903                15,959
  Royalty expense                                           234                   282                   326
  Telephone                                                  45                   341                 1,418
  Trade show expense                                         --                   823                 3,690
  Travel and lodging                                         --                    --                 2,930
  Office supplies and expense                             1,684                 4,990                17,485
                                                      ---------             ---------             ---------
                                                        (89,082)              (67,100)              146,894

NET INCOME (LOSS) FROM OPERATIONS                        90,820                70,290              (143,406)

OTHER INCOME (EXPENSE)
  Interest expense                                           --                    --                (2,252)
                                                      ---------             ---------             ---------

Net Income (Loss) before income taxes                    90,820                70,290              (145,658)

Provision for income taxes                                   --                    --                    --
                                                      ---------             ---------             ---------

NET INCOME (LOSS)                                     $  90,820             $  70,290             $(145,658)
                                                      =========             =========             ---------

Net income (loss) per common share - basic            $     .06             $     .05             $    (.10)
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                                NOVEMBER 30, 2003


                                            Three Months          Six Months
                                                Ended                Ended
                                          November 30, 2003    November 30, 2003
                                             (Unaudited)          (Unaudited)
                                             -----------          -----------

SALES - NET                                    $    --              $    --

COST OF SALES
  Purchases                                         --                   --
                                               -------              -------

GROSS PROFIT                                        --                   --

OPERATING EXPENSES
  Legal and accounting                           1,590                6,869
  Bank charges                                      16                   76
  License and permits                              (75)                 350
  Workers' compensation                             10
  Amortization                                     248                  495
  Advertising                                      525
  Office supplies and expense                      225                  717
                                               -------              -------
                                                 2,004                9,042

NET LOSS FROM OPERATIONS                        (2,004)              (9,042)

OTHER INCOME (EXPENSE)
  Interest expense                                (314)                (680)
                                               -------              -------

Net Loss before income taxes                    (2,318)              (9,722)

Provision for income taxes                          --                   --
                                               -------              -------

NET LOSS                                       $(2,318)             $(9,722)
                                               =======              =======

Net loss per common share - basic              $  (.00)             $  (.01)
                                               =======              =======

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003,
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2004

                                                                    Six Months          Six Months         June 20, 2001
                                                                       Ended               Ended           (Inception) to
                                                                  November 30, 2004   November 30, 2003   November 30, 2004
                                                                    (Unaudited)         (Unaudited)         (Unaudited)
                                                                    -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                  $  70,290           $  (9,722)          $(145,658)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization                                                          495                 495               2,475
     (Increase) in accounts receivable                                  (3,000)                 --              (3,000)
     (Increase) decrease in inventory                                    2,449                  --             (26,444)
     Increase in deposits                                                   --              (6,525)                 --
     (Decrease) Increase in accounts payable                             9,094             (23,721)             13,648
     (Decrease) Increase in accrued wages - officer & stockholder      (77,400)                 --              25,000
     (Decrease in accrued payroll taxes                                   (379)                 --                  --
     (Decrease) in other accrued taxes                                     (88)                 --                  --
     (Decrease) in accrued director's fees                              (5,000)                 --                  --
     Increase in accrued royalties                                         225                  --                 225
     (Decrease) in accrued interest                                         --                (276)                 --
     (Decrease) Increase in accrued rent                                (1,000)             (4,500)                 --
     Increase in stockholder payable                                     1,000              16,000              17,500
                                                                     ---------           ---------           ---------

        Net Cash From (Used By) Operating Activities                    (3,314)            (28,249)           (116,254)
                                                                     ---------           ---------           ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                        --                  --             (10,800)
                                                                     ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                                   --             (12,096)                 --
  Proceeds from issuance of common stock,
   net of issuance costs of $2,500                                          --             100,000             127,500
                                                                     ---------           ---------           ---------

        Net Cash Provided By Financing Activities                           --              87,904             127,500
                                                                     ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                         (3,314)             59,655                 446

CASH AT BEGINNING OF PERIOD                                              3,760                  86                  --
                                                                     ---------           ---------           ---------

CASH AT END OF PERIOD                                                $     446           $  59,741           $     446
                                                                     =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                      $       0           $       0           $     956
                                                                     =========           =========           =========
  Taxes paid                                                         $       0           $       0           $       0
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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


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

NOTE C - FORGIVENESS OF DEBT

     During the three months ended November 30, 2004, certain officers and directors and shareholders of the Company forgave accrued wages, director's fees, and rents totaling $96,700. These are reflected as reductions to the respective expense accounts in the current and inception-to-date period statements of income.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $3,500 during the three-month period ending November 30, 2004. E & S has received no significant revenues since its inception.

     As of November 30, 2004, E & S has cash assets of $446. However, it also had accounts receivable of $3,000 and inventory of $26,444. Because E & S' cash balance is extremely low, the management of E & S is contemplating the sale of additional shares of common stock of the company through a private placement during the next twelve months. E & S has begun to receive small orders for its Portable Pipe Vise. In addition, it has secured the services of seven independent sales representatives in various parts of the United States to promote the sale of its Portable Pipe Vise. The Portable Pipe Vise is currently placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog. To date management has not been satisfied with the limited sales currently being received through its independent representatives. Therefore, management has taken steps to enhance sales. First, it has lowered the wholesale price of the Portable Pipe Vise in order to encourage sales. In addition, management is currently working on multiple rounds of direct mailing to retail outlets for direct sales of the Portable Pipe Vise through the company. Management has also opened a new merchant website to permit direct sales to the public at WWW.PORTABLEPIPEVISE.COM.

     Management is attempting to focus on specific industries in which the Portable Pipe Vise would be most useful. Therefore, its first marketing effort is focused toward the welding equipment suppliers. Its second round of direct marketing will focus on plumbing suppliers and retailers of heating, ventilating and air conditioning supplies. Management intends to increase its marketing efforts at such time as additional funds are made available through sales of the product.

     E & S continues in its efforts to list the shares of E & S on the OTC Bulletin Board. It is currently consulting with a new broker/dealer in order to establish a market and obtain clearance from NASD for trading.

     Over the last three months, E & S has sustained operating losses in the amount of $5,880. Of this amount, $1,000 involve costs for legal and accounting fees incurred during the last quarter. As of November 30, 2004, E & S has total liabilities of $56,374. This amount is substantially less than the total liabilities reported as of August 31, 2004. The reason for the decrease in liabilities is that Mr. Edward A. Barth has forgiven accrued wages owed to him by E & S in the amount of $75,000. In addition, Mrs. Suzanne Barth has forgiven accrued wages owed by the corporation for her services in the amount of $18,000. E & S has also received forgiveness of indebtedness from Mr. Eugene Swearengin in the amount of $5,000 for accrued director's fees and Mr. Herbert Barth has forgiven accrued rents in the amount of $1,000. In addition, Mr. Edward A. Barth and Mrs. Suzanne Barth have waived any right to accrue additional wages for services rendered to E & S over the next operating quarter. Further, Mr. Herbert Barth has waived any rental accruals for space rented by E & S from him for the next operating quarter.

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

ITEM 2 - CHANGES IN SECURITY

     There no changes in security since the last quarterly statement for the quarter ending August 31, 2004.

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

                                 E & S HOLDINGS, INC.


Date: January 13, 2005           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: January 13, 2005           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer