Form 10QSB/A
period 2004-11-30
E & S HOLDINGS INC
filed 2005-03-18
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                  FORM 10-QSB/A

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

                                 (330) 966-8120
                          (Issuer's telephone number)

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
                                 BALANCE SHEETS
                       NOVEMBER 30, 2004 AND MAY 31, 2004

                                                             November 30, 2004       May 31, 2004
                                                             -----------------       ------------
                                                               (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash in bank                                                  $     446             $   3,760
  Accounts receivable                                               3,000                    --
  Inventory                                                        26,444                28,893
                                                                ---------             ---------

      Total Current Assets                                         29,890                32,653
                                                                ---------             ---------
OTHER ASSETS
  Patent - net of amortization of $2,474 at
   November 30, 2004, $1,979 at May 31, 2004                       10,225                10,720
                                                                ---------             ---------

      Total Assets                                              $  40,115             $  43,373
                                                                =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                              $  13,649             $   4,555
  Accounts payable - stockholder                                   17,500                16,500
  Accrued wages - officer and stockholder                          25,000               102,400
  Accrued payroll taxes                                                --                   379
  Accrued other taxes                                                  --                    88
  Accrued director's fees                                              --                 5,000
  Accrued royalties                                                   225                    --
  Accrued rent                                                         --                 1,000
                                                                ---------             ---------

      Total Liabilities                                            56,374               129,922
                                                                ---------             ---------
STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares authorized,
   1,500,000 outstanding at May 31, 2004 and
   November 30, 2004, .001 par value                                1,500                 1,500
  Additional paid-in capital                                      224,599               127,899
  Deficit accumulated during the development stage               (242,358)             (215,948)
                                                                ---------             ---------

      Total Stockholders' Equity                                  (16,259)              (86,549)
                                                                ---------             ---------

      Total Liabilities and Stockholders' Equity                $  40,115             $  43,373
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

                                               Three Months           Six Months           June 20, 2001
                                                  Ended                 Ended             (Inception) to
                                             November 30, 2004     November 30, 2004     November 30, 2004
                                             -----------------     -----------------     -----------------
                                                (Unaudited)           (Unaudited)           (Unaudited)
SALES - NET                                      $   3,506             $   5,638             $   6,132

COST OF SALES
  Purchases                                          1,768                 2,448                 2,644
                                                 ---------             ---------             ---------

GROSS PROFIT                                         1,738                 3,190                 3,488

OPERATING EXPENSES
  Wage expense                                       3,000                10,800               115,600
  Payroll taxes                                        (65)                   --                   563
  Insurance                                             --                    --                   519
  Commissions                                            6                    18                    18
  Freight & delivery                                    (8)                  119                   203
  Legal and accounting                               1,000                 8,050                61,357
  Professional fees                                     --                    --                 5,340
  Product development                                   --                    --                   814
  Bank charges                                          24                    40                   341
  Rent - stockholder                                 1,000                 2,500                12,000
  License and permits                                   --                    --                 1,263
  UCC code                                             150                   150                   900
  Franchise tax                                         --                    --                   100
  Workers' compensation                                 --                    89                   293
  Amortization                                         248                   495                 2,475
  Advertising                                          300                   903                15,959
  Royalty expense                                      234                   282                   326
  Telephone                                             45                   341                 1,418
  Trade show expense                                    --                   823                 3,690
  Travel and lodging                                    --                    --                 2,930
  Office supplies and expense                        1,684                 4,990                17,485
                                                 ---------             ---------             ---------
                                                     7,618                29,600               243,594

NET INCOME (LOSS) FROM OPERATIONS                   (5,880)              (26,410)             (240,106)

OTHER INCOME (EXPENSE)
  Interest expense                                      --                    --                (2,252)
                                                 ---------             ---------             ---------

Net Income (Loss) before income taxes               (5,880)              (26,410)             (242,358)

Provision for income taxes                              --                    --                    --
                                                 ---------             ---------             ---------

NET INCOME (LOSS)                                $  (5,880)            $ (26,410)            $(242,358)
                                                 =========             =========             ---------

Net income (loss) per common share - basic       $    (.00)            $    (.02)            $    (.22)
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003


                                          Three Months            Six Months
                                             Ended                  Ended
                                        November 30, 2003      November 30, 2003
                                        -----------------      -----------------
                                          (Unaudited)            (Unaudited)

SALES - NET                                $      --              $      --

COST OF SALES
  Purchases                                       --                     --
                                           ---------              ---------

GROSS PROFIT                                      --                     --

OPERATING EXPENSES
  Legal and accounting                         1,590                  6,869
  Bank charges                                    16                     76
  License and permits                            (75)                   350
  Workers' compensation                           10
  Amortization                                   248                    495
  Advertising                                    525
  Office supplies and expense                    225                    717
                                           ---------              ---------
                                               2,004                  9,042

NET LOSS FROM OPERATIONS                      (2,004)                (9,042)

OTHER INCOME (EXPENSE)
  Interest expense                              (314)                  (680)
                                           ---------              ---------

Net Loss before income taxes                  (2,318)                (9,722)

Provision for income taxes                        --                     --
                                           ---------              ---------

NET LOSS                                   $  (2,318)             $  (9,722)
                                           =========              =========

Net loss per common share - basic          $    (.00)             $    (.01)
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

                                                                     Six Months           Six Months         June 20, 2001
                                                                       Ended                Ended            (Inception) to
                                                                  November 30, 2004    November 30, 2003    November 30, 2004
                                                                  -----------------    -----------------    -----------------
                                                                     (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                  $ (26,410)           $  (9,722)           $(242,358)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                          495                  495                2,474
     (Increase) in accounts receivable                                  (3,000)                  --               (3,000)
     (Increase) decrease in inventory                                    2,449                   --              (26,444)
      Increase in deposits                                                  --               (6,525)                  --
     (Decrease) Increase in accounts payable                             9,094              (23,721)              13,649
     (Decrease) Increase in accrued wages - officer & stockholder       11,800                   --              114,200
     (Decrease in accrued payroll taxes                                   (379)                  --                   --
     (Decrease) in other accrued taxes                                     (88)                  --                   --
     (Decrease) in accrued director's fees                                  --                   --                5,000
     Increase in accrued royalties                                         225                   --                  225
     (Decrease) in accrued interest                                         --                 (276)                  --
     (Decrease) Increase in accrued rent                                 1,500               (4,500)               2,500
     Increase in stockholder payable                                     1,000               16,000               17,500
                                                                     ---------            ---------            ---------

        Net Cash From (Used By) Operating Activities                    (3,314)             (28,249)            (116,254)
                                                                     ---------            ---------            ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                        --                   --              (10,800)
                                                                     ---------            ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES CASH
FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                                   --              (12,096)                  --
  Proceeds from issuance of common stock,
   net of issuance costs of $2,500                                          --              100,000              127,500
                                                                     ---------            ---------            ---------

        Net Cash Provided By Financing Activities                           --               87,904              127,500
                                                                     ---------            ---------            ---------

NET INCREASE (DECREASE) IN CASH                                         (3,314)              59,655                  446

CASH AT BEGINNING OF PERIOD                                              3,760                   86                   --
                                                                     ---------            ---------            ---------

CASH AT END OF PERIOD                                                $     446            $  59,741            $     446
                                                                     =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                      $       0            $       0            $     956
                                                                     =========            =========            =========

  Taxes paid                                                         $       0            $       0            $       0
                                                                     =========            =========            =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.
     During the three months ended November 30, 2004, certain officers and directors and shareholders of the Company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.
                 See accompanying notes to financial statements.

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

NOTE C - FORGIVENESS OF DEBT

     During the three months ended November 30, 2004, certain officers and directors and shareholders of the Company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.

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

     Over the last three months, E & S has sustained operating losses in the amount of $5,880. Of this amount, $1,000 involve costs for legal and accounting fees incurred during the last quarter. As of November 30, 2004, E & S has total liabilities of $56,374. This amount is substantially less than the total liabilities reported as of August 31, 2004. The reason for the decrease in liabilities is that Mr. Edward A. Barth has forgiven accrued wages owed to him by E & S in the amount of $75,000. In addition, Mrs. Suzanne Barth has forgiven accrued wages owed by the corporation for her services in the amount of $12,600. E & S has also received forgiveness of indebtedness from Mr. Eugene Swearengin in the amount of $5,000 for accrued director's fees and Mr. Herbert Barth has forgiven accrued rents in the amount of $1,000. In addition, Mr. Edward A. Barth and Mrs. Suzanne Barth have waived any right to accrue additional wages for services rendered to E & S over the next operating quarter. Further, Mr. Herbert Barth has waived any rental accruals for space rented by E & S from him for the next operating quarter. The reduction in accrued liabilities has increased E & S's additional paid in capital.

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

                                E & S HOLDINGS, INC.


Date: March 18, 2005            By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: March 18, 2005            By: /s/ Edward A. Barth
                                   ---------------------------------------------
                                    Edward A. Barth, Principal Executive Officer