Form 10QSB
period 2005-02-28
E & S HOLDINGS INC
filed 2005-04-15
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2005

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


                     5046 E. Boulevard, NW, Canton, OH 44718
                    (Address of principal executive officer)


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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       FEBRUARY 28, 2005 AND MAY 31, 2004

                                                                 February 28, 2005      May 31, 2004
                                                                 -----------------      ------------
                                                                    (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                     $     313           $   3,760
   Accounts receivable                                                  1,949                   0
   Inventory                                                           25,898              28,893
                                                                    ---------           ---------

      Total Current Assets                                             28,160              32,653
                                                                    ---------           ---------
OTHER ASSETS
   Patent - net of amortization of $2,721 at
    February 28, 2005 and $1,979 at May 31, 2004                        9,978              10,720
                                                                    ---------           ---------

      Total Assets                                                  $  38,138           $  43,373
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                 $  18,340           $   4,555
   Accounts payable - stockholder                                      17,500              16,500
   Accrued wages - stockholder                                         25,000             102,400
   Accrued payroll taxes                                                    0                 379
   Accrued other taxes                                                      0                  88
   Accrued directors' fees                                                  0               5,000
   Accrued royalties                                                      156                   0
   Accrued rent - stockholder                                               0               1,000
                                                                    ---------           ---------

      Total Liabilities                                                60,996             129,922
                                                                    ---------           ---------
STOCKHOLDERS' EQUITY
   Common stock - 100,000,000 shares authorized,
    .001 par value, 1,500,000 outstanding at
    February 28, 2005 and May 31, 2004                                  1,500               1,500
   Additional paid-in capital                                         224,599             127,899
   Deficit accumulated during the development stage                  (248,957)           (215,948)
                                                                    ---------           ---------

      Total Stockholders' Equity                                      (22,858)            (86,549)
                                                                    ---------           ---------

      Total Liabilities and Stockholders' Equity                    $  38,138           $  43,373
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2004
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2005

                                                Three Months          Nine Months           June 20, 2001
                                                   Ended                 Ended             (Inception) to
                                              February 28, 2005     February 28, 2005     February 28, 2005
                                              -----------------     -----------------     -----------------
                                                 (Unaudited)           (Unaudited)          (Unaudited)
SALES - NET                                      $   1,194             $   6,761             $   7,255

COST OF SALES
   Purchases                                           547                 2,995                 3,191
                                                 ---------             ---------             ---------

GROSS PROFIT                                           647                 3,766                 4,064

OPERATING EXPENSES
   Wage expense                                          0                10,800               115,600
   Payroll taxes                                        19                    19                   582
   Insurance                                             0                     0                   519
   Commissions                                          40                    59                    59
   Freight and delivery                                393                   441                   525
   Legal and accounting                              4,041                12,091                65,398
   Professional fees                                     0                     0                 5,340
   Product development                                   0                     0                   814
   Bank charges                                         14                    64                   355
   Rent - Stockholder                                    0                 2,500                12,000
   License and permits                                   0                     0                 1,263
   UCC code                                              0                   150                   900
   Franchise tax                                        50                    50                   150
   Workers' compensation                                19                    99                   312
   Amortization                                        247                   742                 2,722
   Advertising                                           0                   903                15,959
   Marketing                                           958                   958                   958
   Royalty expense                                      28                   310                   354
   Telephone                                            62                   403                 1,480
   Trade show expense                                  200                 1,023                 3,890
   Travel and lodging                                    0                     0                 2,930
   Office supplies and expense                       1,175                 6,163                18,659
                                                 ---------             ---------             ---------
                                                     7,246                36,775               250,769
                                                 ---------             ---------             ---------

NET INCOME (LOSS) FROM OPERATIONS                   (6,599)              (33,009)             (246,705)

OTHER INCOME (EXPENSE)
   Interest expense                                      0                     0                (2,252)
                                                 ---------             ---------             ---------

NET INCOME (LOSS) BEFORE INCOME TAXES               (6,599)              (33,009)             (248,957)

PROVISION FOR INCOME TAXES                               0                     0                     0
                                                 ---------             ---------             ---------

NET INCOME (LOSS)                                $  (6,599)            $ (33,009)            $(248,957)
                                                 =========             =========             =========

NET INCOME (LOSS) PER COMMON SHARE - BASIC       $    (.00)            $    (.02)            $    (.22)
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004


                                         Three Months           Nine Months
                                            Ended                  Ended
                                       February 29, 2004      February 29, 2004
                                       -----------------      -----------------
                                         (Unaudited)            (Unaudited)

SALES - NET                               $      0               $      0

COST OF SALES
   Purchases                                     0                      0
                                          --------               --------

GROSS PROFIT                                     0                      0

OPERATING EXPENSES
   Advertising                                 924                  1,449
   Legal and accounting                      3,403                 10,272
   Professional fees                         3,061                  3,061
   Bank charges                                 17                     93
   Rent - stockholder                          500                    500
   License and permits                          25                    375
   Marketing expenses                        8,139                  8,139
   Amortization                                247                    742
   Franchise tax                                50                     50
   Insurance                                    10                     20
   Telephone, fax, and internet                374                    374
   Travel                                      400                    400
   Meals and entertainment                     347                    347
   Office supplies and expense               1,797                  2,514
                                          --------               --------
                                            19,294                 28,336
                                          --------               --------

NET LOSS FROM OPERATIONS                   (19,294)               (28,336)

OTHER INCOME (EXPENSE)
   Interest expense                              0                   (680)
                                          --------               --------

NET LOSS BEFORE INCOME TAXES               (19,294)               (29,016)

PROVISION FOR INCOME TAXES                       0                      0
                                          --------               --------

NET LOSS                                  $(19,294)              $(29,016)
                                          ========               ========

NET LOSS PER COMMON SHARE - BASIC         $   (.01)              $   (.02)
                                          ========               ========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005
                      AND FEBRUARY 29, 2004, AND THE PERIOD
               FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2005

                                                             Nine Months           Nine Months           June 20, 2001
                                                               Ended                 Ended              (Inception) to
                                                           February 28, 2005     February 29, 2004     February 28, 2005
                                                           -----------------     -----------------     -----------------
                                                             (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $ (33,009)            $ (29,016)            $(248,957)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization                                                 742                   742                 2,722
      (Increase) in accounts receivable                         (1,949)                    0                (1,949)
      (Increase) Decrease in inventory                           2,995                     0               (25,898)
      (Increase) in Deposits                                         0                (6,525)                    0
      (Increase) in prepaid expenses                                 0                (1,975)                    0
      Increase (Decrease) in accounts payable                   13,785               (23,720)               18,340
      Increase in accrued wages - officer and stockholder       11,800                     0               114,200
      (Decrease) in accrued payroll taxes                         (379)                    0                     0
      Increase in accrued director's fees                            0                     0                 5,000
      (Decrease) in accrued other taxes                            (88)                    0                     0
      Increase (Decrease)in accrued interest                         0                  (276)                    0
      Increase (Decrease) in accrued rent                        1,500                (4,500)                2,500
      Increase in accrued royalties                                156                     0                   156
      Increase (Decrease) in stockholder payable                 1,000                16,000                17,500
                                                             ---------             ---------             ---------
         Net Cash From (Used By) Operating Activities           (3,447)              (49,270)             (116,387)
                                                             ---------             ---------             ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of patent                                                0                     0               (10,800)
                                                             ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from (repayments to) stockholders                           0               (12,096)                    0
   Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                   0               100,000               127,500
                                                             ---------             ---------             ---------
         Net Cash Provided By Financing Activities                   0                87,904               127,500
                                                             ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH                                 (3,447)               38,634                   313

CASH AT BEGINNING OF PERIOD                                      3,760                    86                     0
                                                             ---------             ---------             ---------

CASH AT END OF PERIOD                                        $     313             $  38,720             $     313
                                                             =========             =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
   Interest paid                                             $       0             $       0             $     956
                                                             =========             =========             =========
   Taxes paid                                                $       0             $       0             $       0
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $1,194 during the three-month period ending February 28, 2005. E & S has received no significant revenues since its inception.

     As of February 28, 2005, E & S has cash assets of $313. However, it also had accounts receivable of $1,949 and inventory of $25,898. Because E & S' cash balance is extremely low, the management of E & S is contemplating the sale of additional shares of common stock of the company through a private placement during the next twelve months. E & S has begun to receive small orders for its Portable Pipe Vise. In order to promote additional sales, management has continued to do direct mailing as funds permit. As a result of the direct mailing, E & S has, over the last month, established a new major retail account and has received orders from that account for 144 units. E & S has previously secured the services of seven independent sales representatives in various parts of the United States to promote the sale of its Portable Pipe Vise. Unfortunately, management efforts to obtain dealers/representatives have not produced any substantial sales. Management is currently notifying its representatives that unless the representatives commence producing orders for E & S, their contracts will not be renewed.

     The Portable Pipe Vise is currently placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog. Management is currently working on multiple rounds of direct mailing to retail outlets for direct sales of the Portable Pipe Vise through the company. It is also seeking contacts to make direct sales to multiple outlet retail establishments so that volume orders can be obtained. E & S is maintaining its merchant website to permit direct sales to the public at www.portablepipevise.com.

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

     Over the last three months, E & S has sustained operating losses in the amount of $6,599. Of this amount, $4,041 involves costs for legal and accounting fees incurred during the last quarter. As of February 28, 2005, E & S has total liabilities of $60,996.

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

ITEM 2 - CHANGES IN SECURITY

     There are no changes in security since the last quarterly statement for the quarter ending November 30, 2004.

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

     Exhibit 31 - Certification  Pursuant to Section 302 of the Sarbanes Oxley
                  Act of 2002

     Exhibit 32 - Certification  Pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002

     B. Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E & S HOLDINGS, INC.


Date: April 12, 2005             By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: April 12, 2005             By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer