Form 10QSB/A
period 2005-02-28
E & S HOLDINGS INC
filed 2005-04-15
CIK 1161135

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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2005
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2005

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