Form 10KSB
period 2005-05-31
E & S HOLDINGS INC
filed 2005-08-25
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 2005

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

                     Issuer's telephone number 330/966-8120

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
         None

         Securities registered under Section 12(g) of the Exchange Act:

                             $0.001 pv common stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues of its most recent fiscal year. $9107.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - At present there is no market for these securities.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,000,000 shares common stock $.001 per value

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB for first, second and third quarter of fiscal year; Form SB-2, effective November 18, 2002 for exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Number                   Item in Form 10-KSB                            Page No.
------                   -------------------                            --------

   1     Description of Business                                             3

   2     Description of Property                                             4

   3     Legal Proceedings                                                   4

   4     Submission of Matters to a Vote of Security Holders                 4

   5     Market for Common Equity and Related Stockholder Matters            5

   6     Management's Discussion and Analysis for Plan of Operation          5

   7     Financial Statements                                                6

   8     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           15

  8A     Controls and Procedures                                            15

   9     Directors, Executive Officers, Promoters and Control Persons       15

  10     Executive Compensation                                             16

  11     Security Ownership of Certain Beneficial Owners and Management     16

  12     Certain Relationships and Related Transactions                     17

  13     Exhibits and Reports on Form 8-K                                   17

  14     Principal Accountant Fees and Services                             18

         Signatures                                                         19

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

Since the time that E & S took possession of the first production run, it has stepped up its marketing efforts through direct mailing fliers . As a result of its marketing efforts, E & S currently has secured five independent representatives in various parts of the United States to sell the Portable Pipe Vise. In addition, it is processing orders from independent tool retailers. The Portable Pipe Vise is currently offered in catalog retailer's catalogs, both in print and online. In recent months, E&S has also been requested to quote a private label version of the Portable Pipe Vise in a container quantity.

Since obtaining the initial production run, E & S has sold a limited number of Portable Pipe Vises. E & S has employed Mrs. Suzanne Barth for the purpose of managing E & S's day-to-day operations, including the processing of orders and communication with current representatives, as well as prospective distributors.

E & S will be competing for market share with well established hand tool manufacturers both within the United States and abroad. While the specific design of the locking pliers is patented, there are many other hand tools which are currently marketed which can perform a similar function as the locking pliers and which will be in direct competition in the marketplace with the locking pliers. In addition, unless future steps are taken to secure patents worldwide, foreign manufacturers may be able to produce and market a locking pliers of a similar design in foreign markets. Further, the lack of a brand name for E & S's locking pliers may adversely affect the public's confidence in the tool and its success in the marketplace. The presence of established competitors could adversely affect the ability of E & S to successfully implement its business plan and sell the locking pliers.

E &S has limited financial, marketing, technical and other resources that are necessary to implement its business plan. Many of E &S's competitors have significantly greater financial, marketing, technical and other resources than E & S . These competitors may be able to devote greater resources to the development, promotion and sale of competing tools. Moreover, due to the size of these competitors, they may be able to produce a tool with a different design, but with a similar function which can be marketed at a price lower than which E & S can market its locking pliers.

Although E & S is seeking suppliers within the United States to manufacture its Portable Pipe Vise, the first production run was contracted through Nation Technik, Ltd. a Hong Kong manufacturer. E & S currently holds an assignment of the patent for the locking pliers. The patent was granted by the United States Patent and Trademark Office on November 6, 2001 and is patent number 6,311,589. This patent will restrict other domestic competitors from manufacturing a locking pliers with the same or similar jaw configuration as the locking pliers to be manufactured by E & S. Further, no foreign manufacturer will be able to enter the United States market with a similar product. A patent lasts for 16 years from the date of filing. The date of filing of the patent was April 8, 1999. Therefore, E & S will enjoy protection for the patented portion of the locking pliers, until April 8, 2015. The patent covering the locking pliers was purchased from the inventor. E & S has a royalty agreement with the inventor whereby the inventor receives 5% of gross sales as additional compensation for the sale of the patent.

E & S does not anticipate the need to receive any government approval for its Portable Pipe Vise. E & S does not believe that there are any significant government regulations that would affect the ability of E & S to sell its product. In addition, due to the nature of its product and the fact that it does not manufacture its product, E & S does not anticipate that its operation will result in the need to comply with any environmental laws. Therefore, there are no costs allocated to the environmental law compliance.

During the last three fiscal years, a minimal amount of time and expense has been utilized in developing the Portable Pipe Vise for marketing. All research and development efforts were conducted by Mr. Edward A. Barth, who is not separately compensated for these efforts.

E & S is currently operating with no paid employees. Mrs. Suzanne Barth, who is responsible for all day-to-day operations of E & S is currently working for E&S for no compensation. Mr. Edward A. Barth and Mr. Eugene H. Swearengin have also agreed to work for the corporation for no compensation until such time as the company commences to receive revenues from its Portable Pipe Vise. Both individuals have previously received compensation, either directly or accrued, for services rendered. However, due to the unforeseen length of time necessary to bring the company's product to market, both individuals have agreed to forego any further compensation, either paid or accrued until E & S commences to recognize revenues from the sale of its product.

ITEM 2 - DESCRIPTION OF PROPERTY

At the present time, E & S's principal offices are located at 5046 East Boulevard NW, Canton, Ohio 44718. These offices are being utilized, rent free, by E & S and are owned by Mr. Edward A. Barth. Commencing April 1, 2002, E & S rented two offices and 1,500 square feet of warehouse space at 4264 Strausser Street NW, North Canton, Ohio 44720. This location will serve as the sales office and warehouse for E & S. It is currently operating under an oral sub-lease on a month-to-month basis from Mr. Herbert Barth. The monthly rental fee of $500.00 has been waived until such time as E & S has sufficient cash flow to pay rent. Management for E & S believes that the rented space will be sufficient for the needs of the Corporation for at least the next 12 months.

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

E & S has only one class of stock, it is the $0.001 per value common stock. As of June 1, 2005 E & S had 41 shareholders, holding shares in either individual names or as joint tenants.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Over the past two fiscal years, E & S has received negligible revenues from sale of product. During the past two fiscal years, E & S has had operations loses of $52,252 for 2004 and $,41,108 for 2005. These losses were incurred as a result of continuing operating expenses and negligible revenues being received by E &
S. Because E & S now has been operating for two years and is beginning to receive repeat orders for its product, it anticipates that over the next twelve months, it will receive revenues in an amount that would be sufficient to pay current operating expenses. The management of E & S has received very favorable comments on the Portable Pipe Vise and expects to see significant increases in revenue over the next twelve months.

As revenues increase, however, E & S will incur additional liabilities in the form of employee and officer salaries, which are currently being waived by the company's employee and its officers.

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

ITEM 7 - FINANCIAL STATEMENTS

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                              4807 Rockside Road
                                                                       Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E and S Holdings, Inc.
Canton, Ohio

We have audited the balance sheets of E and S Holdings, Inc. (a development stage company) as of May 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E and S Holdings, Inc. as of May 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2005 in conformity with U.S. generally accepted accounting principles.

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


/s/ Hobe & Lucas
----------------------------------

CERTIFIED PUBLIC ACCOUNTANTS, INC.
Independence, Ohio
July 27, 2005

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                              MAY 31, 2005 AND 2004

                                                                           2005                2004
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $     136           $   3,760
   Accounts receivable                                                       2,209                   0
   Inventory                                                                24,281              28,893
                                                                         ---------           ---------
                                                                            26,626              32,653
OTHER ASSETS
   Patent - net of amortization of $2,969 at
    May 31, 2005 and $1,979 at May 31, 2004                                  9,730              10,720
                                                                         ---------           ---------

      Total Other Assets                                                     9,730              10,720
                                                                         ---------           ---------

Total Assets                                                             $  36,356           $  43,373
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $  23,549           $   4,555
   Accounts payable - stockholder                                           18,520              16,500
   Accrued wages                                                            25,000             102,400
   Accrued payroll taxes                                                         0                 379
   Accrued other taxes                                                           0                  88
   Accrued director's fees                                                       0               5,000
   Accrued royalties                                                           110                   0
   Accrued rent - stockholder                                                    0               1,000
   Accrued warranty                                                            134                   0
                                                                         ---------           ---------

      Total Current Liabilities                                             67,313             129,922
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - 100,000,000 shares authorized,
    15,000,000 outstanding as of 2005, and 1,500,000
    as of 2004 at .001 per share                                            15,000               1,500
   Additional paid-in capital                                              211,099             127,899
   Deficit accumulated during the development stage                       (257,056)           (215,948)
                                                                         ---------           ---------

      Total Stockholders' Equity (Deficit)                                 (30,957)            (86,549)
                                                                         ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)                     $  36,356           $  43,373
                                                                         =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MAY 31, 2005, AND 2004
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2005

                                            Year                Year            June 20, 2001
                                           Ended               Ended           (Inception) to
                                        May 31, 2005        May 31, 2004        May 31, 2005
                                        ------------        ------------        ------------
SALES - NET                               $   9,107           $     464           $   9,601

Cost of Sales
  Purchases                                   4,202                 186               4,398
                                          ---------           ---------           ---------

GROSS PROFIT                                  4,905                 278               5,203

OPERATING EXPENSES
  Wage expense                               11,800               4,800             116,600
  Advertising and marketing                   2,193              13,778              17,249
  Legal and accounting                       17,171              12,680              70,478
  Professional fees                               0                 340               5,340
  Product development                             0                   0                 814
  Bank charges                                   85                 124                 386
  Rent - stockholder                          1,500               2,500              11,000
  License and permits                           680                 375               1,943
  Amortization                                  990                 990               2,970
  Franchise tax                                  69                  50                 169
  Workers' compensation                          99                  20                 303
  Commission                                     58                   0                  58
  Royalty expense                               439                  43                 483
  Office and administrative expense           3,346               7,360              15,841
  Travel                                          0               2,930               2,930
  Freight and delivery                          741                  84                 825
  Postage                                       797                   0                 797
  Payroll tax                                     0                 563                 563
  Insurance                                     523                 519               1,042
  Supplies                                    2,589                   0               2,589
  Telephone                                     635               1,077               1,712
  Trade shows                                 1,023               2,867               3,890
  UCC code                                      150                 750                 900
  Warranty expense                              180                   0                 180
  Membership fees                               700                   0                 700
                                          ---------           ---------           ---------
                                             45,768              51,850             259,762
                                          ---------           ---------           ---------

NET LOSS FROM OPERATIONS                    (40,863)            (51,572)           (254,559)

OTHER INCOME (EXPENSE)
  Miscellaneous income                           29                   0                  29
  Miscellaneous expense                        (203)                  0                (203)
  Interest expense                                0                (680)             (2,252)
  Bad debts                                     (71)                  0                 (71)
                                          ---------           ---------           ---------
                                               (245)               (680)             (2,497)

NET LOSS BEFORE INCOME TAXES                (41,108)            (52,252)           (257,056)

PROVISION FOR INCOME TAXES                        0                   0                   0
                                          ---------           ---------           ---------

NET LOSS                                  $ (41,108)          $ (52,252)          $(257,056)
                                          =========           =========           =========

NET LOSS PER COMMON SHARE - BASIC         $    (.00)          $    (.00)          $    (.02)
                                          =========           =========           =========

                 See accompanying notes to financial statements

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                FOR THE PERIOD BEGINNING JUNE 20, 2001(INCEPTION
                             AND ENDED MAY 31, 2005

                                            Common Stock                                            Total
                                     -----------------------      Additional                     Stockholder's
                                     Issued                        Paid-In       Accumulated        Equity
                                     Shares        Par Value       Capital         Deficit         (Deficit)
                                     ------        ---------       -------         -------         ---------
Issuance of Common Stock
 September, 2001                      700,000       $    700      $   1,199       $       0       $   1,899

Issuance of Common Stock
 December 2001, net of
 issuance costs of $2,500             300,000            300         27,200               0          27,500

Net (Loss) - May 31, 2002                   0              0              0         (77,629)        (77,629)
                                  -----------       --------      ---------       ---------       ---------

Balance, May 31, 2002               1,000,000          1,000         28,399         (77,629)        (48,230)

Net (Loss) - May 31, 2003                   0              0              0         (86,067)        (86,067)
                                  -----------       --------      ---------       ---------       ---------

Balance, May 31, 2003               1,000,000          1,000         28,399        (163,696)       (134,297)

Issuance of Common Stock
 November, 2003                       500,000            500         99,500               0         100,000

Net (Loss) - May 31, 2004                   0              0              0         (52,252)        (52,252)
                                  -----------       --------      ---------       ---------       ---------

Balance, May 31, 2004               1,500,000          1,500        127,899        (215,948)        (86,549)

Forgiveness of debt by
 Shareholders
 November, 2004                             0              0         96,700               0          96,700

Stock split-ten shares issued
 for each outstanding share
 May, 2005                         13,500,000         13,500        (13,500)              0               0

Net(Loss)-May 31, 2005                      0              0              0         (41,108)        (41,108)
                                  -----------       --------      ---------       ---------       ---------

Balance, May 31, 2005              15,000,000       $ 15,000      $ 211,099       $(257,056)      $ (30,957)
                                  ===========       ========      =========       =========       =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2005

                                                                                                  June 20, 2001
                                                             Year Ended         Year Ended        (Inception) to
                                                            May 31, 2005       May 31, 2004        May 31, 2005
                                                            ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                    $(41,108)          $ (52,252)          $(257,056)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                  990                 990               2,969
     Decrease (Increase) in accounts receivable                 (2,209)             (2,209)
     Decrease (Increase) in inventory                            4,612             (28,893)            (24,281)
     Interest capitalized                                            0                   0               1,296
     (Decrease)/Increase in accounts payable                    18,994             (19,166)             23,549
     (Decrease)/Increase in accrued wages                       11,800               2,400             114,200
     (Decrease)/Increase in accrued director's fees                  0                   0               5,000
     (Decrease)/Increase in accrued interest                         0                (276)                  0
     (Decrease)/Increase in accrued rent                         1,500              (3,500)              2,500
     Increase in stockholder payable                             2,020              16,000              18,520
     (Decrease)/Increase in accrued payroll taxes                 (379)                379                   0
     (Decrease)/Increase in accrued taxes                          (88)                 88                   0
     Increase in accrued royalties                                 110                   0                 110
     Increase in accrued warranty                                  134                   0                 134
                                                              --------           ---------           ---------
        Net Cash From (Used By) Operating Activities            (3,624)            (84,230)           (115,268)
                                                              --------           ---------           ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                 0                   0             (10,800)
                                                              --------           ---------           ---------
        Net Cash Used In Investing Activities                        0                   0             (10,800)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES
  Loans from stockholders                                            0                   0              10,800
  Repayments of loans - stockholders                                 0             (12,096)            (12,096)
  Proceeds from issuance of common stock,
  Net of issuance costs of $2,500                                    0             100,000             127,500
                                                              --------           ---------           ---------
        Net Cash Provided By Financing Activities                    0              87,904             126,204
                                                              --------           ---------           ---------
Net Increase (Decrease) In Cash                                 (3,624)              3,674                 136

Cash At Beginning Of Period                                      3,760                  86                   0
                                                              --------           ---------           ---------

Cash At End of Period                                         $    136           $   3,760           $     136
                                                              ========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                               $      0           $     680           $     680
                                                              ========           =========           =========
  Taxes paid                                                  $      0           $       0           $       0
                                                              ========           =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.
     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the outstanding loan balance when the stockholder notes due March 2003 were renewed.
     In November of 2004, certain officers, directors, and shareholders of the company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

NATURE OF OPERATIONS

The Company sells specialized locking pliers which are used primarily by the plumbing and welding industry. The Company's product is sold primarily to wholesalers. The Company recognizes its revenue when the product is shipped to the customer.

INVENTORIES

Inventories which consist of specialized locking pliers are recorded at the lower of cost (first-in, first-out) or market.

ADVERTISING AND MARKETING

Advertising and marketing costs are charged to operations when incurred.

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

NOTE 2 - FAIR VALUE OF FINANCIAL STATEMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported in the balance sheet.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

3 - NEW NOTE ACCOUNTING PROUNCEMENTS

There are no new accounting prouncements that impact the Company for its May 31, 2005 fiscal year.

NOTE 4 - INCOME TAXES

Income taxes on continuing operations at May 31 include the following:

                                                             June 20, 2001
                                                            (inception) to
                                2005            2004         May 31, 2005
                                ----            ----         ------------
     Currently payable          $  0            $  0            $  0
     Deferred                      0               0               0
                                ----            ----            ----

          Total                 $  0            $  0            $  0
                                ====            ====            ====

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at May 31 is as follows:

                                                                                                  June 20, 2001
                                                                                                  (inception) to
                                                    2005                     2004                  May 31, 2005
                                             ------------------       -------------------       -------------------
                                                          % of                      % of                      % of
                                                         Pretax                    Pretax                    Pretax
                                             Income      Amount       Income       Amount       Income       Amount
                                             ------      ------       ------       ------       ------       ------
Income taxes per statement of operations    $      0         0%      $      0          0%      $      0          0%

  Loss for financial reporting purposes
   without tax expense or benefit            (13,977)      (34)%      (17,766)       (34)%      (87,399)       (34)%
                                            --------     -----       --------      -----       --------      -----

Income taxes at statutory rate              $(13,977)      (34)%     $(17,766)       (34)%     $(87,399)       (34)%
                                            ========     =====       ========      =====       --------      -----

At May 31, 2005 the Company had net operating loss carryforwards of approximately $11,846, $34,067, $52,753 and $24,908 expiring in 2023, 2024, 2025 and 2026.

The Company's deferred tax assets and liabilities at May 31 consist of:

                                        2005                2004
                                      --------            --------
     Deferred tax asset               $ 51,000            $ 70,600
     Valuation allowance               (51,000)            (70,600)
     Deferred tax liability                  0                   0
                                      --------            --------
                                      $      0            $      0
                                      ========            ========

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued wages and director's fees. No deferred taxes are reflected in the balance sheet at May 31, 2005 or 2004 due to a valuation allowance, which decreased $19,600 in 2005 and increased $18,600 in 2004.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 5 - RENT - STOCKHOLDER

The Company rents office and storage space from one of its stockholders, Herbert
G. Barth, on a month-to-month basis. Rent began in April, 2002 at a rate of $500 per month. Rent expenses for the years ended May 31, 2005 and 2004 were $1,500 and $2,500, respectively. Rent expense was $11,000 for the period June 20, 2001 (inception) to May 31, 2005. Accrued rents to this stockholder were $0 and $1,000 at May 31, 2005 and 2004, respectively.

During November, 2004 $2,500 of accrued rent was written off as part of the related party debt forgiveness (Note 10).

NOTE 6 - ACCRUED WAGES - STOCKHOLDER

A stockholder of the Company had accrued wages in the amount of $0 and $75,000 at May 31, 2005 and 2004. Per his employment agreement, these wages can only be paid from the net profits of the Company. As such, no cash wages have been paid to this stockholder to date.

During November, 2004 $75,000 of accrued wages was written off as part of the related party debt forgiveness (Note 10).

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

Amortization for the next five years is as follows:

            2006              $   990
            2007                  990
            2008                  990
            2009                  990
            2010                  990
            Thereafter          4,780
                              -------
                              $ 9,730
                              =======

NOTE 8 - LOSS PER COMMON SHARE

In May, 2005 the Company recognized a stock split of ten shares for each outstanding share. As a result, the weighted average shares outstanding have been retroactively restated to reflect the impact of the split.

Loss per common share is based on the weighted average number of shares outstanding which was:

15,000,000 for the year ended May 31, 2005
12,916,670 for the year ended May 31, 2004, and 11,598,474 for the period beginning June 20, 2001 (inception) and ended May 31, 2005.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2005 AND 2004

NOTE 9 - PRODUCT WARRANTIES

The Company sells its products to customers together with limited repair or replacement warranties. The accompanying financial statements for 2005 and 2004 include, respectively, $180 and $0 for estimated warranty claims, based on the company's experience of the amount of such claims actually paid. Following is a reconciliation of the aggregate warranty liability as of May 31, 2005:

     Balance, June 1, 2004                                          $   0
     Claims paid during 2005                                          (46)
     Additional warranties issued during 2005                         180
     Revisions in estimates for previously issued warranties            0
                                                                    -----
     Balance, May 31, 2005                                          $ 134
                                                                    =====

NOTE 10 - FORGIVENESS OF DEBT - RELATED PARTIES

During November, 2004, certain officers, directors, and shareholders of the Company forgave accrued wages, director's fees and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.

NOTE 11 - RELATED PARTY SALES

During the year ended May 31, 2005, a stockholder purchased 150 locking pliers for $1,500. Included in the accounts receivable at May 31, 2005 is $1,500 due from the stockholder.

NOTE 12 - SUBSEQUENT EVENT - RELATED PARTY

In June, 2005, the Company borrowed $4,000 from a stockholder. The funds were borrowed under a unsecured demand note with interest at 10%.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8 A - CONTROLS AND PROCEDURES

The management of E & S recognize its responsibility for establishing and maintaining adequate internal controls over financial reporting for E & S. Due to the small size of E & S, the company's Chief Executive Officer and Chief Operating Officer is aware of all matters pertaining to the operations of E & S Holdings, Inc and has reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year is adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

                                   PART THREE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of June 1, 2005 are as follows:

DIRECTORS

Name of Director:          Age:     Term in office      Other directorships held
-----------------          ----     --------------      ------------------------
Edward A. Barth             46        2001-2005                 None
Eugene H. Swearengin        51        2001-2005                 None

EXECUTIVE OFFICERS

Executive Officer:         Age:         Office:                   Term in office
------------------         ----         -------                   --------------
Edward A. Barth             46    President, Chief Executive Officer  2001-2005
                                  and Treasurer
Eugene H. Swearengin        51    Vice-President and Secretary        2002-2005

Edward A. Barth, age 46, is the Founder and Officer of Registrant, and serves as a Director. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H Swearengin, age 51, has been a Director of the Registrant since June 21, 2001. He is Vice-president and secretary of the Corporation. Mr. Swearengin started his carrier as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1998 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 25 years. He resides in North Canton, Ohio.

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

At present, E&S does not maintain an audit committee, instead the company's board of directors is responsible to review all audit matters.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of E & S by any person for all services rendered in any capacity to E & S for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------
Edward A.           2003     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Barth,              2004     $0*      0.00      0.00          0.00        0.00       0.00        0.00
President, CEO      2005     $0*      0.00      0.00          0.00        0.00       0.00        0.00

Eugene H.           2003     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Swearengin,         2004     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Vice-President,     2005     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Secretary

----------
* Because E and S has experienced a delay in commencing production, both Mr. Barth and Mr. Swearengin waived any compensation for their services commencing January 1, 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no securities authorized for issuance under any equity compensation plans. The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of June 1, 2005 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

           Name and address                   Amount of
         of beneficial owner            beneficial ownership    Percent of class
         -------------------            --------------------    ----------------

     Edward A. Barth                         7,000,000            47.33% (total)
     Director, President and Chief
     Executive Officer
     5046 East Boulevard NW
     Canton, OH 44718

     Suzanne I. Barth *
     5046 East Boulevard NW
     Canton, OH 44718

----------
* Indicates husband and wife. Each individual has a beneficial ownership in their spouse's stock holdings. Common stock: All Officers and Directors as a group that consist of one person, 7,000,000 shares direct, 100,000 beneficial, 47.33% total.

The percent of class is based on 15,000,000 shares of common stock issued and outstanding as of June 1, 2005.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edward A. Barth is the sole promoter of E & S, further, he currently holds a control position in the business, owning a total of 47.33% of the outstanding common stock (directly and beneficially). Prior to January 1, 2003, Mr. Barth was accruing a salary at the rate of $5,000 per month for all services which he rendered to E & S. Since January 1, 2003, Mr. Barth has waived any compensation, until such time as E & S commences to receive sustained revenues. Mr. Barth advanced the Corporation the sum of $1,212.00 in order to pay for incorporation costs. This amount was subsequently repaid to Mr. Barth on January 9, 2002 without interest, from proceeds received out of the $30,000.00 which E & S received in stock subscriptions. In addition, Mr. Barth has advanced the corporation the sum of $20,000 in order to commence the first production run of the Portable Pipe Vise. Since that time, Mr. Barth has advanced various sums to provide E&S with necessary operating funds. To date, E & S has repaid a portion of the amount, however, the amount of $18,520 remains outstanding as of the end of the corporation's fiscal year.

Mr. Barth received the 700,000 shares of common stock in E & S in exchange for transferring to E & S the option to purchase the patent rights to the locking pliers. This amount increased to 7,000,000 shares as the result of a stock split which occurred during the past fiscal year. At the time Mr. Barth purchased the option, the patent had not yet been granted and was in danger of being lost as a result of the inventor's lack of necessary funds to continue the patent process. A portion of the personal funds which Mr. Barth utilized in the obtaining of the patent option was utilized to file the necessary documentation with the United States Patent and Trademark Office so that the patent could issue.

Mr. Herbert Barth, the father of Edward A. Barth, owns 3% of the outstanding shares of the Corporation. Mr. Herbert Barth is the owner of the real estate from which E & S is subletting its offices. Mr. Barth is currently waiving any rental charge for the space. The agreed upon rent for the office space was $500 per month. E & S maintains that the space leased from Mr. Barth is leased at the fair market value for similar commercial space in Canton, Ohio.

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

                                         2004           2005
                                         ----           ----
     1. Audit Fees                      $8,390        $11,160
     2. Audit-Related Fees                   0              0
     3. Tax Fees                        $  500        $   500
     4. All Other Fees*                      0              0

----------
* There were no other fees billed to E & S by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2 or 3 above.

Because E & S has only two directors, none of whom are outside directors, E & S does not maintain a standing audit committee. As such, E & S does not have pre-approval policies and procedures regarding the engagement of an independent auditor for its year-end financial statements. Instead, the engagement of an auditor is approved by the ad hoc audit committee of the Board of Directors prior to the commencement of the audit. The balance of the services described in Items 2 or 3 above were pre-approved by the audit committee, only to the extent that discussions were held with the principal independent accountant for E & S prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of E & S were outlined.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             E and S Holdings, Inc.


                                             By: /s/ Edward A. Barth
                                                --------------------------------

                                             Date: August 25, 2005
                                                  ------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                             By: /s/ Edward A.Barth
                                                --------------------------------
                                                Edward A. Barth,
                                                CEO, CFO President and Director

                                             Date: August 25, 2005
                                                  ------------------------------



                                             By: /s/ Eugene H. Swearengin
                                                --------------------------------
                                                Eugene H. Swearengin,
                                                Vice-President,
                                                Secretary and Director


                                             Date: August 25, 2005
                                                  ------------------------------