Form 10QSB
period 2005-08-31
E & S HOLDINGS INC
filed 2005-10-17
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2005

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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        AUGUST 31, 2005 AND MAY 31, 2005

                                                          August 31, 2005       May 31, 2005
                                                          ---------------       ------------
                                                            (Unaudited)          (Audited)
                                     ASSETS
Current Assets
   Cash in bank                                              $     692           $     136
   Accounts receivable                                           1,169               2,209
   Inventory                                                    23,292              24,281
                                                             ---------           ---------
                                                                25,153              26,626

OTHER ASSETS
   Patent - net of amortization of $3,216 at
    August 31, 2005 and $2,969 at May 31, 2005                   9,483               9,730
                                                             ---------           ---------

      Total Other Assets                                         9,483               9,730
                                                             ---------           ---------

      Total Assets                                           $  34,636           $  36,356
                                                             =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable                                          $  31,245           $  23,549
   Accounts payable - stockholder                               18,520              18,520
   Note payable-stockholder                                      4,000                   0
   Accrued wages                                                25,000              25,000
   Accrued royalties                                                71                 110
   Accrued warranty                                                129                 134
   Accrued interest                                                 93                   0
                                                             ---------           ---------

      Total Liabilities                                         79,058              67,313
                                                             ---------           ---------
STOCKHOLDERS' EQUITY
   Common stock - 100,000,000 shares authorized,
    15,000,000 outstanding as of August 31 and
    and May 31, 2005 at .001 par value                          15,000              15,000
   Additional paid-in capital                                  211,099             211,099
   Deficit accumulated during the development stage           (270,521)           (257,056)
                                                             ---------           ---------

Total Stockholders' Equity (Deficit)                           (44,422)            (30,957)
                                                             ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)         $  34,636           $  36,356
                                                             =========           =========

Note: The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005,
                   THE THREE MONTHS ENDED AUGUST 31, 2004 AND
          THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO AUGUST 31, 2005

                                              Three Months           Three Months         June 20, 2001
                                                 Ended                  Ended            (Inception) to
                                             August 31, 2005       August 31, 2004       August 31, 2005
                                             ---------------       ---------------       ---------------
                                               (Unaudited)           (Unaudited)           (Unaudited)
SALES - NET                                     $   1,549             $   2,132             $  11,150
COST OF SALES
   Purchases                                          954                   680                 5,352
                                                ---------             ---------             ---------

GROSS PROFIT                                          595                 1,452                 5,798
OPERATING EXPENSES
   Wage expense                                         0                 7,800               116,600
   Advertising                                          0                   603                17,249
   Legal and accounting                            10,580                 7,050                81,058
   Professional fees                                1,166                     0                 6,506
   Product development                                  0                     0                   814
   Bank charges                                       102                    16                   488
   Rent - stockholder                                   0                 1,500                11,000
   License and permits                                  0                     0                 1,943
   Amortization                                       247                   247                 3,217
   Franchise tax                                        0                     0                   169
   Workers' compensation                               10                    89                   313
   Commission                                          13                    12                    71
   Royalty expense                                     77                    48                   560
   Office and administrative expense                  520                 3,335                16,361
   Travel                                           1,027                     0                 3,957
   Freight and delivery                                 0                   127                   825
   Postage                                             80                     0                   877
   Payroll tax                                          0                    65                   563
   Insurance                                            0                     0                 1,042
   Supplies                                             0                     0                 2,589
   Telephone                                          114                   296                 1,826
   Trade shows                                          0                   823                 3,890
   UCC code                                             0                     0                   900
   Membership fees                                      0                     0                   700
   Warranty expense                                    31                     0                   211
                                                ---------             ---------             ---------
                                                   13,967                22,011               273,729
                                                ---------             ---------             ---------

NET LOSS FROM OPERATIONS                          (13,372)              (20,559)             (267,931)
OTHER INCOME (EXPENSE)
   Miscellaneous income                                 0                    29                    29
   Interest expense                                   (93)                    0                (2,345)
   Bad debts                                            0                     0                   (71)
   Miscellaneous expense                                0                     0                  (203)
                                                ---------             ---------             ---------
                                                      (93)                   29                (2,590)

NET LOSS BEFORE INCOME TAXES                      (13,465)              (20,530)             (270,521)
PROVISION FOR INCOME TAXES                              0                     0                     0
                                                ---------             ---------             ---------
NET LOSS                                        $ (13,465)            $ (20,530)            $(270,521)
                                                =========             =========             =========
NET LOSS PER COMMON SHARE - BASIC               $    (.00)            $    (.00)            $    (.02)
                                                =========             =========             =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005
    THE THREE MONTHS ENDED AUGUST 31, 2004 AND THE PERIOD FROM JUNE 20, 2001
                         (INCEPTION) TO AUGUST 31, 2005

                                                    Three Months          Three Months          June 20, 2001
                                                       Ended                 Ended             (Inception) to
                                                   August 31, 2005       August 31, 2004       August 31, 2005
                                                   ---------------       ---------------       ---------------
                                                      (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                           $ (13,465)            $ (20,530)            $(270,521)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Amortization                                         247                   247                 3,216
       Interest capitalized                                   0                     0                 1,296
       Decrease (Increase) in accounts receivable         1,040                (1,562)               (1,169)
       (Increase) in inventory                              989                   681               (23,292)
       Increase (Decrease) in accounts payable            7,696                 7,445                31,245
       Increase in accrued wages - stockholder                0                 7,800               114,200
       Increase in accrued director's fees                    0                     0                 5,000
       Increase in accrued interest                          93                     0                    93
       Increase in accrued rent                               0                 1,500                 2,500
       Increase (Decrease) in accrued taxes                   0                   (88)                    0
       Increase (Decrease) in stockholder payable             0                 1,000                18,520
       Increase (decrease) in accrued royalties             (39)                    0                    71
       Increase (Decrease) in accrued warranty               (5)                    0                   129
                                                      ---------             ---------             ---------

Net Cash Used By Operating Activities                    (3,444)               (3,507)             (118,712)
                                                      ---------             ---------             ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of patent                                         0                     0               (10,800)
                                                      ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from  stockholders                               4,000                     0                14,800
   Repayment of loans                                         0                     0               (12,096)
   Proceeds from issuance of common stock,
    Net of issuance costs of $2,500                           0                     0               127,500
                                                      ---------             ---------             ---------

Net Cash Provided By Financing Activities                 4,000                     0               130,204
                                                      ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH                             556                (3,507)                  692

CASH AT BEGINNING OF PERIOD                                 136                 3,760                     0
                                                      ---------             ---------             ---------

CASH AT END OF PERIOD                                 $     692             $     253             $     692
                                                      =========             =========             =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2005
    THE THREE MONTHS ENDED AUGUST 31, 2004 AND THE PERIOD FROM JUNE 20, 2001
                         (INCEPTION) TO AUGUST 31, 2005


                                                    Three Months          Three Months          June 20, 2001
                                                       Ended                 Ended             (Inception) to
                                                   August 31, 2005       August 31, 2004       August 31, 2005
                                                   ---------------       ---------------       ---------------
                                                      (Unaudited)           (Unaudited)           (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
   Interest paid                                      $      0              $      0              $    680
                                                      ========              ========              ========
   Taxes paid                                         $      0              $      0              $      0
                                                      ========              ========              ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.

     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the outstanding loan balance when the stockholder notes due March, 2003 were renewed.

     In November of 2004, certain officers, directors, and shareholders of the company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid- in capital.



                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2005


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2005.

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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $1,549 during the three-month period ending August 31, 2005. E & S has received no significant revenues since its inception.

     As of August 31, 2005, E & S has cash assets of $692. However, it also had accounts receivable of $1,169 and inventory of $23,292. Because the liquid assets of the company are low, management is contemplating increasing needed capital through a private offering of additional shares, although no definite plans have been formulated at this time. E & S continues to receive small orders for its Portable Pipe Vise. In order to promote additional sales, management has continued to do direct mailing as funds permit. E & S has previously secured the services of seven independent sales representatives in various parts of the United States to promote the sale of its Portable Pipe Vise. Unfortunately, management efforts to obtain dealers/representatives have not produced any substantial sales. Management has notified its representatives that unless the representatives commence producing orders for E & S, their contracts will not be renewed. Management has altered its marketing strategy and now is emphasizing direct sales to large retail outlets and direct sales through its website,WWW.PORTABLEPIPEVISE.COM. These moves have been initiated to reduce costs of sales. The Portable Pipe Vise is currently placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog.

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

     Over the last three months, E & S has sustained operating losses in the amount of $13,465. Of this amount, $10,580 involves costs for legal and accounting fees incurred during the last quarter. As of February 28, 2005, E & S has total liabilities of $79,058.

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

ITEM 2 - CHANGES IN SECURITY

     There are no changes in security since the last annual statement for the year ending May 31, 2005.

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

     B. Reports on Form 8-K - 9/21/2005

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                E & S HOLDINGS, INC.


Date: October 16, 2005          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: October 16, 2005          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer