Form 10QSB/A
period 2005-08-31
E & S HOLDINGS INC
filed 2005-10-19
CIK 1161135

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000

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

                                E & S HOLDINGS, INC.


Date: October 19, 2005          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: October 19, 2005          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer