Form 10QSB
period 2005-11-30
E & S HOLDINGS INC
filed 2006-01-17
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2005

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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2005 AND MAY 31, 2005

                                                                 November 30, 2005     May 31, 2005
                                                                 -----------------     ------------
                                                                   (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                      $   1,144           $     136
  Accounts receivable                                                     238               2,209
  Inventory                                                            23,140              24,281
                                                                    ---------           ---------

      Total Current Assets                                             24,522              26,626
                                                                    ---------           ---------
OTHER ASSETS
  Patent - net of amortization of $3,463 at
   November 30, 2005, $2,969 at May 31, 2005                            9,236               9,730
                                                                    ---------           ---------

      Total Assets                                                  $  33,758           $  36,356
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                  $  34,961           $  23,549
  Accounts payable - stockholder                                       20,520              18,520
  Note payable-stockholder                                              4,000                   0
  Accrued wages - officer and stockholder                              25,000              25,000
  Accrued royalties                                                        46                 110
  Accrued interest                                                        197                   0
  Accrued warranty                                                        117                 134
                                                                    ---------           ---------

      Total Liabilities                                                84,841              67,313
                                                                    ---------           ---------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares authorized,
   15,000,000 outstanding as of November 30 and
   May 31, 2005 at .001 par value                                      15,000              15,000
  Additional paid-in capital                                          211,099             211,099
  Deficit accumulated during the development stage                   (277,182)           (257,056)
                                                                    ---------           ---------

      Total Stockholders' Equity                                      (51,083)            (30,957)
                                                                    ---------           ---------

      Total Liabilities and Stockholders' Equity                    $  33,758           $  36,356
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2005

                                                   Three Months             Six Months           June 20, 2001
                                                       Ended                  Ended             (Inception) to
                                                 November 30, 2005       November 30, 2005     November 30, 2005
                                                 -----------------       -----------------     -----------------
                                                   (Unaudited)            (Unaudited)            (Unaudited)
SALES - NET                                         $     282              $   1,831              $  11,432

COST OF SALES                                             111                  1,065                  5,463

GROSS PROFIT                                              171                    766                  5,969

OPERATING EXPENSES
  Wage expense                                              0                      0                116,600
  Advertising                                              23                     23                 17,272
  Legal and accounting                                  3,561                 15,307                 91,125
  Product development                                       0                      0                    814
  Bank charges                                            138                    240                    626
  Rent-stockholder                                          0                      0                 11,000
  License and permits                                       0                      0                  1,943
  Amortization                                            248                    495                  3,465
  Franchise tax                                             0                      0                    169
  Commission                                                3                     16                     75
  Royalty expense                                           2                     79                    562
  Office and administrative expense                         0                    520                 16,361
  Travel                                                    1                  1,028                  3,957
  Freight and delivery                                      0                      0                    825
  Transfer agent expense                                2,141                  2,141                  2,141
  Postage                                                  96                      0                    973
  Payroll taxes                                             0                     10                    876
  Insurance                                                 0                      0                  1,042
  Supplies                                                  0                      0                  2,589
  Telephone                                               113                    227                  1,939
  Trade shows                                               0                    176                  3,890
  UCC code and filing expense                             280                    280                  1,180
  Dues, subscriptions and membership fees                 121                    121                    821
  Warranty expense                                          5                     36                    216
                                                    ---------              ---------              ---------
                                                       (6,732)               (20,699)              (280,461)
                                                    ---------              ---------              ---------

NET INCOME (LOSS) FROM OPERATIONS                      (6,561)               (19,933)              (274,492)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                      0                      0                     29
  Interest expense                                        100                    193                 (2,445)
  Bad debts                                                 0                      0                    (71)
  Miscellaneous expense                                     0                      0                   (203)
                                                    ---------              ---------              ---------
                                                         (100)                  (193)                (2,690)
                                                    ---------              ---------              ---------

Net Income (Loss) before income taxes                  (6,661)               (20,126)              (277,182)

Provision for income taxes                                  0                      0                      0
                                                    ---------              ---------              ---------

NET INCOME (LOSS)                                   $  (6,661)             $ (20,126)             $(277,182)
                                                    =========              =========              ---------

Net income (loss) per common share - basic          $     .00              $     .00              $    (.02)
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2004


                                          Three Months             Six Months
                                              Ended                   Ended
                                        November 30, 2004      November 30, 2004
                                        -----------------      -----------------
                                           (Unaudited)             (Unaudited)

SALES - NET                                 $  3,506                $  5,638

COST OF SALES
    Purchases                                  1,768                   2,448
                                            --------                --------

GROSS PROFIT                                   1,738                   3,190

OPERATING EXPENSES
  Wage expense                                 3,000                  10,800
  Payroll taxes                                  (65)                     --
  Insurance                                       --                      --
  Commissions                                      6                      18
  Freight & delivery                              (8)                    119
  Legal and accounting                         1,000                   8,050
  Professional fees                               --                      --
  Product development                             --                      --
  Bank charges                                    24                      40
  Rent - stockholder                           1,000                   2,500
  License and permits                             --                      --
  UCC code                                       150                     150
  Franchise tax                                   --                      --
  Workers' compensation                           --                      89
  Amortization                                   248                     495
  Advertising                                    300                     903
  Royalty expense                                234                     282
  Telephone                                       45                     341
  Trade show expense                              --                     823
  Travel and lodging                              --                      --
  Office supplies and expense                  1,684                   4,990
                                            --------                --------
                                               7,618                  29,600

NET INCOME (LOSS) FROM OPERATIONS             (5,880)                (26,410)

OTHER INCOME (EXPENSE)
  Interest expense                                --                      --
                                            --------                --------

Net Income (Loss)                             (5,880)                (26,410)
before income taxes

Provision for income taxes                        --                      --
                                            --------                --------

NET INCOME (LOSS)                           $ (5,880)               $(26,410)
                                            ========                ========
Net income (loss)
 per common share - basic                   $   (.00)               $   (.00)
                                            ========                ========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005,
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2005

                                                                    Three Months          Six Months        June 20, 2001
                                                                        Ended               Ended          (Inception) to
                                                                  November 30, 2005   November 30, 2005   November 30, 2005
                                                                  -----------------   -----------------   -----------------
                                                                    (Unaudited)         (Unaudited)         (Unaudited)
Cash Flows From Operating Activities
  Net Income (Loss)                                                  $  (6,661)          $ (20,126)          $(277,182)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                          247                 494               3,463
     Interest added to note payable                                          0                   0               1,296
     Decrease (Increase) in accounts receivable                            931               1,971                (238)
     Decrease (Increase) decrease in inventory                             152               1,141             (23,140)
     (Decrease) Increase in accounts payable                             3,716              11,412              34,961
     (Decrease) Increase in accounts payable-stockholder                 2,000               2,000              20,520
     (Decrease) Increase in accrued wages - officer & stockholder            0                   0             114,200
     (Decrease) in other accrued taxes                                     (88)                 --                  --
     (Decrease) in accrued director's fees                                   0                   0               5,000
     (Decrease) Increase in accrued royalties                              (25)                (64)                 46
     (Decrease)Increase  in accrued interest                               104                 197                 197
     (Decrease) Increase in accrued rent                                     0                   0               2,500
     (Decrease) Increase in accrued warranty                               (12)                (17)                117
                                                                     ---------           ---------           ---------
         Net Cash From (Used By) Operating Activities                      452              (2,992)           (118,260)
                                                                     ---------           ---------           ---------

Cash Flows Used by Investing Activities
   Purchase of patent                                                        0                   0             (10,800)
                                                                     ---------           ---------           ---------
Cash Flows From Financing Activities
   Loans from (repayments to) stockholders                                   0               4,000               2,704
   Proceeds from issuance of common stock,
     Net of issuance costs of $2,500                                         0                   0             127,500
                                                                     ---------           ---------           ---------
         Net Cash Provided By Financing Activities                           0               4,000             130,204
                                                                     ---------           ---------           ---------
Net Increase (Decrease) In Cash                                            452               1,008               1,144

Cash At Beginning Of Period                                                692                 136                   0
                                                                     ---------           ---------           ---------
Cash At End of Period                                                $   1,144           $   1,144           $   1,144
                                                                     =========           =========           =========
Supplemental Disclosure of Cash Flows Information
  Interest paid                                                      $       0           $       0           $     680
  Taxes paid                                                         $       0           $       0           $       0

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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


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

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $259 during the three-month period ending November 30, 2005. E & S has received no significant revenues since its inception.

     As of November 30, 2005, E & S has cash assets of $1,144. However, it also had accounts receivable of $238 and inventory of $23,140. Because the liquid assets of the company are low, management is contemplating increasing needed capital through a private offering of additional shares, although no definite plans have been formulated at this time. E & S continues to receive small orders for its Portable Pipe Vise. In order to promote additional sales, management has continued to do direct mailing as funds permit. E & S has previously secured the services of seven independent sales representatives in various parts of the United States to promote the sale of its Portable Pipe Vise. Unfortunately, management efforts to obtain dealers/representatives have not produced any substantial sales. Management has notified its representatives that unless the representatives commence producing orders for E & S, their contracts will not be renewed. Management has altered its marketing strategy and now is emphasizing direct sales to large retail outlets and direct sales through its WEBSITE,WWW.PORTABLEPIPEVISE.COM. These moves have been initiated to reduce costs of sales. The Portable Pipe Vise is currently placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog. Recently, E & S has sent samples of its product to established national marketing representatives in an effort to secure a national account in a major retail chain. In addition, in an effort to expand exposure of its product, E & S has secured a booth for the 2006 National Hardware Show in Las Vegas, Nevada that runs between May 9th and May 11th.

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

     E & S has succeeded in its efforts to list the shares of E & S on the OTC Bulletin Board. The shares were listed effective December 16, 2005 under the symbol ESHI.

     Over the last three months, E & S has sustained operating losses in the amount of $6,661. Of this amount, $3,561 involves costs for legal and accounting fees incurred during the last quarter. As of November 31, 2005, E & S has total liabilities of $84,841.

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

     B. Reports on Form 8-K - 9/21/2005
        Reports on Form 8-K - 12/16/2005

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                E & S HOLDINGS, INC.


Date: January 17, 2006          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: January 17, 2006          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer