Form 10QSB
period 2006-02-28
E & S HOLDINGS INC
filed 2006-04-13
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,100,000

  Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ ]

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       FEBRUARY 28, 2006 AND MAY 31, 2005

                                                                  February 28, 2006      May 31, 2005
                                                                  -----------------      ------------
                                                                     (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                       $     656           $     136
   Accounts receivable                                                      672               2,209
   Inventory                                                             22,628              24,281
                                                                      ---------           ---------

      Total Current Assets                                               23,956              26,626
                                                                      ---------           ---------
OTHER ASSETS
   Patent - net of amortization of $3,711 at
    February 28, 2006 and $2,969 at May 31, 2005                          8,988               9,730
                                                                      ---------           ---------

      Total Assets                                                    $  32,944           $  36,356
                                                                      =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                   $  38,060           $  23,549
   Accounts payable - stockholder                                        20,503              18,520
   Note payable - stockholder                                             9,000                   0
   Accrued wages - officer and stockholder                                    0              25,000
   Accrued royalties                                                         13                 110
   Accrued interest                                                         387                   0
   Accrued warranty                                                         136                 134
                                                                      ---------           ---------

      Total Liabilities                                                  68,099              67,313
                                                                      ---------           ---------

STOCKHOLDERS' EQUITY
   Common stock - 100,000,000 shares authorized,
    15,100,000 outstanding as of Feb 28, 2006 and
    15,000,000 outstanding at May 31, 2005 at .001 par value             15,100              15,000
   Additional paid-in capital                                           237,999             211,099
   Deficit accumulated during the development stage                    (288,254)           (257,056)
                                                                      ---------           ---------

      Total Stockholders' Equity                                        (35,155)            (30,957)
                                                                      ---------           ---------

      Total Liabilities and Stockholders' Equity                      $  32,944           $  36,356
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

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2006

                                                   Three Months        Nine Months        June 20, 2001
                                                      Ended               Ended          (Inception) to
                                                February 28, 2006   February 28, 2006   February 28, 2006
                                                -----------------   -----------------   -----------------
                                                   (Unaudited)         (Unaudited)         (Unaudited)
SALES - NET                                         $     933           $   2,764           $  12,365

COST OF SALES
   Purchases                                              477               1,542               5,940
                                                    ---------           ---------           ---------

GROSS PROFIT                                              456               1,222               6,425

OPERATING EXPENSES
   Wage expense                                         2,000               2,000             118,600
   Advertising                                            362                 385              17,634
   Legal and Accounting                                 4,962              20,269              96,087
   Product development                                      0                   0                 814
   Bank Charges                                           100                 340                 726
   Rent - Stockholder                                       0                   0              11,000
   License and permits                                      0                   0               1,943
   Amortization                                           247                 742               3,712
   Franchise tax                                           50                  50                 219
   Commission                                               0                  16                  75
   Royalty expense                                         25                 104                 587
   Office and administrative expense                    1,500               2,020              17,861
   Travel                                                 224               1,252               4,181
   Freight and delivery                                     0                   0                 825
   Transfer agent expense                               1,080               3,221               3,221
   Postage                                                 80                  80               1,053
   Payroll taxes                                           10                  20                 886
   Insurance                                                0                   0               1,042
   Supplies                                                 0                   0               2,589
   Telephone                                              120                 347               2,059
   Trade shows                                              0                 176               3,890
   UCC code and filing expense                            480                 760               1,660
   Dues, subscriptions and membership fees                 75                 196                 896
   Warranty expense                                        19                  55                 235
                                                    ---------           ---------           ---------
                                                      (11,334)            (32,033)           (291,795)
                                                    ---------           ---------           ---------

NET INCOME (LOSS) FROM OPERATIONS                     (10,878)            (30,811)           (285,370)

OTHER INCOME (EXPENSE)
   Miscellaneous income                                     0                   0                  29
   Bad debts                                                0                   0                 (71)
   Miscellaneous expense                                    0                   0                (203)
   Interest expense                                      (194)               (387)             (2,639)
                                                    ---------           ---------           ---------
                                                         (194)               (387)             (2,884)

NET INCOME (LOSS) BEFORE INCOME TAXES                 (11,072)            (31,198)           (288,254)

PROVISION FOR INCOME TAXES                                  0                   0                   0
                                                    ---------           ---------           ---------
NET INCOME (LOSS)                                   $ (11,072)          $ (31,198)          $(288,254)
                                                    =========           =========           =========
NET INCOME (LOSS) PER COMMON SHARE - BASIC          $    (.00)          $    (.00)          $    (.02)
                                                    =========           =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2005

                                            Three Months        Nine Months
                                              Ended                Ended
                                         February 28, 2005    February 28, 2005
                                         -----------------    -----------------
                                            (Unaudited)          (Unaudited)

SALES - NET                                  $  1,194             $  6,832

COST OF SALES
   Purchases                                      547                2,995
                                             --------             --------

GROSS PROFIT                                      647                3,837

OPERATING EXPENSES
   Wage expense                                     0               10,800
   Payroll taxes                                   19                   19
   Insurance                                        0                    0
   Commissions                                     40                   59
   Freight and delivery                           393                  512
   Legal and accounting                         4,041               12,091
   Bank charges                                    14                   64
   Rent - stockholder                               0                2,500
   UCC code                                         0                  150
   Franchise tax                                   50                   50
   Workers' compensation                           19                   99
   Amortization                                   247                  742
   Advertising                                      0                  903
   Marketing                                      958                  958
   Royalty expense                                 28                  310
   Telephone, fax, and internet                    62                  403
   Trade show expense                             200                1,023
   Office supplies and expense                  1,175                6,163
                                             --------             --------
                                                7,246               36,846
                                             --------             --------

NET LOSS FROM OPERATIONS                       (6,599)             (33,009)

OTHER INCOME (EXPENSE)
   Interest expense                                 0                    0
                                             --------             --------

NET LOSS BEFORE INCOME TAXES                   (6,599)             (33,009)

PROVISION FOR INCOME TAXES                          0                    0
                                             --------             --------
NET LOSS                                     $ (6,599)            $(33,009)
                                             ========             ========
NET LOSS PER COMMON SHARE - BASIC            $   (.00)            $   (.00)
                                             ========             ========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2006

                                                                  Nine Months         Nine Months         June 20, 2001
                                                                     Ended               Ended           (Inception) to
                                                                February 28, 2006   February 28, 2005   February 28, 2006
                                                                -----------------   -----------------   -----------------
                                                                   (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                $ (31,198)          $ (33,009)          $(288,254)
  Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Amortization                                                        742                 742               3,712
     Wages capitalized                                                 2,000                   0               2,000
     Interest capitalized                                                  0                   0               1,296
     Decrease (Increase) in accounts receivable                        1,537              (1,949)               (672)
     Decrease (Increase) in inventory                                  1,653               2,995             (22,628)
     (Decrease) Increase in accounts payable                          14,511              13,785              38,060
     (Decrease) Increase in accounts payable-stockholder               1,983               1,000              20,503
     (Decrease) Increase in accrued wages-officer and stockholder          0              11,800             114,200
     (Decrease) Increase in accrued payroll taxes                          0                (379)                  0
     (Decrease) Increase in accrued other taxes                            0                 (88)                  0
     (Decrease) in accrued director's fees                                 0                   0               5,000
     (Decrease) Increase in accrued royalties                            (97)                156                  13
     (Decrease) Increase in accrued interest                             387                   0                 387
     (Decrease) Increase in accrued rent                                   0               1,500               2,500
     (Decrease) Increase in accrued warranty                               2                   0                 136
                                                                   ---------           ---------           ---------
        Net Cash From (Used By) Operating Activities                  (8,480)             (3,447)           (123,747)
                                                                   ---------           ---------           ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                       0                   0             (10,800)
                                                                   ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                              9,000                   0               7,703
  Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                         0                   0             127,500
                                                                   ---------           ---------           ---------
        Net Cash Provided By Financing Activities                      9,000                   0             135,203
                                                                   ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                          520              (3,447)                656

CASH AT BEGINNING OF PERIOD                                              136               3,760                   0
                                                                   ---------           ---------           ---------

CASH AT END OF PERIOD                                              $     656           $     313           $     656
                                                                   =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                    $       0           $       0           $     680
                                                                   =========           =========           =========
  Taxes paid                                                       $       0           $       0           $       0
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

     In Feb. of 2006, a shareholder of the company forgave accrued wages of $17,000. This transaction is reflected as an increase to paid-in capital. In addition, the shareholder acquired 100,000 shares of stock in exchange for accrued wages of $8,000. Wage expense in the amount of $2,000 was also recognized on the difference between the exchange price of the stock and the price at fair value.


                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006

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

NOTE C - FORGIVENESS OF DEBT

     During the three months ended February 28, 2006, an officer - shareholder of the company forgave accrued wages of $17,000. This amount is reflected as an increase to additional paid-in capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $933 during the three-month period ending February 28, 2006. E & S has received no significant revenues since its inception.

     As of February 28, 2006, E & S has cash assets of $656 and accounts receivable of $672. The inventory of the company is $22,628. Because the liquid assets of the company are low, management is contemplating increasing needed capital through a private offering of additional shares, although no definite plans have been formulated at this time. E & S continues to receive small orders for its Portable Pipe Vise. In order to promote additional sales, management has continued to do direct mailing as funds permit. Management has altered its marketing strategy and now is emphasizing direct sales to large retail outlets and direct sales through its website,WWW.PORTABLEPIPEVISE.COM. These moves have been initiated to reduce costs of sales. The Portable Pipe Vise is currently placed in the catalog of a nationally recognized tool retailer and in the Black Book of Tools catalog. Recently, E & S has sent samples of its product to established national marketing representatives in an effort to secure a national account in a major retail chain. In addition, in an effort to expand exposure of its product, E & S has secured a booth for the 2006 National Hardware Show in Las Vegas, Nevada that runs between May 9th and May 11th.

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

     Over the last three months, E & S has sustained operating losses in the amount of $11,072. Of this amount, $4,962 involves costs for legal and accounting fees incurred during the last quarter. As of February 28, 2006, E & S has total liabilities of $68,099. There has been a reduction in the total liabilities since the last calendar quarter due to a reduction in accrued wages to officers and stockholders. This reduction was accomplished by a forgiveness of the debt by the corporation's Vice President and Secretary, Mr. Eugene Swearengin. At the last shareholder's meeting, the shareholders voted a stock option to Mr. Swearengin which enabled him to convert his accrued wages into a maximum of 100,000 shares of the corporation's common stock. Mr. Swearengin exercised this option and converted $8,000 of the $25,000 in accrued wages into 100,000 shares of the corporation's common stock. The balance of accrued wages, of $17,000, were then forgiven by Mr. Swearengin.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on January 17, 2006. Three proposals were submitted for approval to the shareholders. The first proposal concerned the election of directors. Mr. Edward A. Barth and Mr. Eugene H. Swearengen were reelected as the directors of the company.

     The second proposal, which was passed by the shareholders, appointed Hobe & Lucas Certified Public Accountants, Inc. as the company's independent auditors for the year ending May 31,2006. The third proposal approved by the shareholders was to grant a non-qualified stock option to Mr. Eugene H. Swearengen. This option would permit Mr. Swearengen the right to convert a portion of his accrued wages into common stock of the company. The option permitted Mr. Swearengen the right to obtain a maximum of 100,000 shares of common stock at a conversion rate of $0.25 per share. The option was later revised by an action without meeting of the shareholders (pursuant to Nevada law). The revised option decreased the exercise price of the conversion to $0.08 per share.

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

B. Reports on Form 8-K - 9/21/2005
   Reports on Form 8-K - 12/16/2005
   Reports on Form 8-K - 2/10/2006

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E & S HOLDINGS, INC.


Date: April 13, 2006             By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: April 13, 2006             By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer