Form 10KSB
period 2006-05-31
E & S HOLDINGS INC
filed 2006-08-22
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended May 31, 2006

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

     State issuer's revenues of its most recent fiscal year. $2,982.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - $632,000 as of the last trade made during May, 2006, based upon 7,900,000 shares of common stock held by non-affiliates with the last trade value at $0.08 per share.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,100,000 shares common stock $.001 per value

                       DOCUMENTS INCORPORATED BY REFERENCE

     Form 10-QSB for first, second and third quarter of fiscal year; Form SB-2, effective November 18, 2002 for exhibits.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Number                      Item in Form 10-KSB                         Page No.
------                      -------------------                         --------
   1     Description of Business                                             3
   2     Description of Property                                             4
   3     Legal Proceedings                                                   4
   4     Submission of Matters to a Vote of Security Holders                 4
   5     Market for Common Equity and Related Stockholder Matters            4
   6     Management's Discussion and Analysis for Plan of Operation          5
   7     Financial Statements                                                6
   8     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          16
  8A     Controls and Procedures                                            16
  8B     Other Information                                                  16
   9     Directors, Executive Officers, Promoters and Control Persons       16
  10     Executive Compensation                                             17
  11     Security Ownership of Certain Beneficial Owners and Management     17
  12     Certain Relationships and Related Transactions                     18
  13     Exhibits and Reports on Form 8-K                                   18
  14     Principal Accountant Fees and Services                             19

         Signatures                                                         20

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

E & S is a corporation that is in its developmental stages, since its inception in June, 2001. E & S was formed to produce a locking pliers tool which is being marketed as the "Portable Pipe Vise". The jaws of the locking pliers have a patented design. The tool is intended to secure cylindrical objects to a flat surface. At the present time, E & S is in the process of marketing the first production run of 5,000 high quality Portable Pipe Vises. E & S intends to initially focus its marketing efforts on the welding industry and the plumbing industry, since both industries require portable tools to secure pipes to objects for modification or attachment to a flat surface.

Since the time that E & S took possession of the first production run, it has stepped up its marketing efforts through direct mailing fliers. In addition, it is processing orders from independent tool retailers. The Portable Pipe Vise is currently offered in catalog retailer's catalogs, both in print and online.

Since obtaining the initial production run, E & S has sold a limited number of Portable Pipe Vises. E & S has employed Mrs. Suzanne Barth for the purpose of managing E & S's day-to-day operations.

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

E &S has limited financial, marketing, technical and other resources that are necessary to implement its business plan. Many of E &S's competitors have significantly greater financial, marketing, technical and other resources than E & S. These competitors may be able to devote greater resources to the development, promotion and sale of competing tools. Moreover, due to the size of these competitors, they may be able to produce a tool with a different design, but with a similar function which can be marketed at a price lower than which E & S can market its locking pliers.

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

E & S is currently operating with no paid employees. Mrs. Suzanne Barth, who is responsible for all day-to-day operations of E & S is currently working for E&S for no compensation. Mr. Edward A. Barth and Mr. Eugene H. Swearengin have also agreed to work for the corporation for no compensation until such time as the company commences to receive revenues from its Portable Pipe Vise. Both individuals have previously received compensation, either directly or accrued, for services rendered. However, due to the unforeseen length of time necessary establish a market for the company's product, both individuals have agreed to forego any further compensation, either paid or accrued until E & S commences to recognize revenues from the sale of its product.

ITEM 2 - DESCRIPTION OF PROPERTY

At the present time, E & S's principal offices are located at 5046 East Boulevard NW, Canton, Ohio 44718. These offices are being utilized, rent free, by E & S and are owned by Mr. Edward A. Barth. Commencing February 1, 2006, E & S rented one office and 500 square feet of warehouse space at 7484 Strauss Avenue NW, North Canton, Ohio 44720. This location will serve as the sales office and warehouse for E & S. It is currently operating under an oral sub-lease on a month-to-month basis from Mr. Herbert Barth. The monthly rental fee of $500.00 has been waived until such time as E & S has sufficient cash flow to pay rent. Management for E & S believes that the rented space will be sufficient for the needs of the Corporation for at least the next 12 months.

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

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of common stock of E & S commenced trading over the counter during the company's third-quarter. Its symbol is ESHI. Since the commencement of trading of the shares of E & S over the counter, the high and low sales prices have been as follows.

     2006                                High                Low
     ----                                ----                ---
     First Quarter                         --                 --
     Second Quarter                        --                 --
     Third Quarter                       0.14               0.03
     Fourth Quarter                      0.09               0.08

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

E & S has only one class of stock, it is the $0.001 par value common stock. As of May 31, 2006 there were 24 shareholders of record of the Registrant's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

Over the past two fiscal years, E & S has received negligible revenues from sale of product. During the past two fiscal years, E & S has had operations losses of $41,108 for 2005 and $40,567 for 2006. These losses were incurred as a result of continuing operating expenses and negligible revenues being received by E & S. E & S now has been operating for three years and is beginning to receive repeat orders for its product, however, due to the slow product sales it is doubtful that over the next twelve months, it will receive revenues in an amount that would be sufficient to pay current operating expenses.

When revenues increase, E & S will incur additional liabilities in the form of employee and officer salaries, which are currently being waived by the company's employee and its officers.

Due to the continued poor sales of the "Portable Pipe Vise", management has decided to review other means of increasing revenues in order to improve the shareholders' equity.

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

ITEM 7 - FINANCIAL STATEMENTS

Hobe & Lucas
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                              4807 Rockside Road
                                                                       Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of E and S Holdings, Inc.
Canton, Ohio

     We have audited the balance sheets of E and S Holdings, Inc. (a development stage company) as of May 31, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E and S Holdings, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

                                           /s/ Hobe & Lucas
                                           ---------------------------------
                                           Certified Public Accountants, Inc.

Independence, Ohio
June 23, 2006

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                              MAY 31, 2006 AND 2005

                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $      54           $     136
   Accounts receivable                                                         178               2,209
   Inventory                                                                21,436              24,281
                                                                         ---------           ---------
                                                                            21,668              26,626
OTHER ASSETS
   Patent - net of amortization of $3,959 at
    May 31, 2006 and $2,969 at May 31, 2005                                  8,740               9,730
                                                                         ---------           ---------

       Total Other Assets                                                    8,740               9,730
                                                                         ---------           ---------

       Total Assets                                                      $  30,408           $  36,356
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $  41,284           $  23,549
   Accounts payable - stockholder                                           20,603              18,520
   Note payable - stockholder                                               12,250                   0
   Accrued wages - stockholder                                                   0              25,000
   Accrued interest - stockholder                                              665                   0
   Accrued royalties                                                             2                 110
   Accrued warranty                                                            128                 134
                                                                         ---------           ---------

       Total Current Liabilities                                            74,932              67,313
                                                                         ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - 100,000,000 shares authorized,
    15,100,000 outstanding as of 2006, and 15,000,000
    as of 2005 at .001 per share                                            15,100              15,000
   Additional paid-in capital                                              237,999             211,099
   Deficit accumulated during the development stage                       (297,623)           (257,056)
                                                                         ---------           ---------

       Total Stockholders' Equity (Deficit)                                (44,524)            (30,957)
                                                                         ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)                     $  30,408           $  36,356
                                                                         =========           =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MAY 31, 2006, AND 2005
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2006

                                                                                     June 20, 2001
                                              Year Ended          Year Ended        (Inception) to
                                             May 31, 2006        May 31, 2005        May 31, 2006
                                             ------------        ------------        ------------
SALES - NET                                   $   2,982           $   9,107           $  12,583

COST OF SALES
   Purchases                                      1,635               4,202               6,033
                                              ---------           ---------           ---------
GROSS PROFIT                                      1,347               4,905               6,550

OPERATING EXPENSES
   Damaged and defective items                    1,088                   0               1,088
   Wage expense                                   2,000              11,800             118,600
   Advertising and marketing                        507               2,193              17,756
   Legal and accounting                          23,508              17,171              93,986
   Professional fees                              6,305                   0              11,645
   Product development                                0                   0                 814
   Bank charges                                     442                  85                 828
   Rent - stockholder                                 0               1,500              11,000
   License and permits                                0                 680               1,943
   Amortization                                     990                 990               3,960
   Franchise tax                                     50                  69                 219
   Workers' compensation                             20                  99                 323
    Commission                                       17                  58                  75
   Royalty expense                                  138                 439                 621
   Office and administrative expense              2,816               3,346              18,657
   Travel                                         1,769                   0               4,699
   Freight and delivery                               0                 741                 825
   Postage                                          255                 797               1,052
   Payroll tax                                        0                   0                 563
   Insurance                                        545                 523               1,587
   Supplies                                           0               2,589               2,589
   Telephone                                        394                 635               2,106
   Trade shows                                        0               1,023               3,890
   UCC code                                         150                 150               1,050
   Warranty expense                                  59                 180                 239
   Membership fees                                  196                 700                 896
                                              ---------           ---------           ---------
                                                 41,249              45,768             301,011
                                              ---------           ---------           ---------
NET LOSS FROM OPERATIONS                        (39,902)            (40,863)           (294,461)

OTHER INCOME (EXPENSE)
   Miscellaneous income                               0                  29                  29
   Miscellaneous expense                              0                (203)               (203)
   Interest expense                                (665)                  0              (2,917)
   Bad debts                                          0                 (71)                (71)
                                              ---------           ---------           ---------
                                                   (665)               (245)             (3,162)

NET LOSS BEFORE INCOME TAXES                    (40,567)            (41,108)           (297,623)

PROVISION FOR INCOME TAXES                            0                   0                   0
                                              ---------           ---------           ---------

NET LOSS                                      $ (40,567)          $ (41,108)          $(297,623)
                                              =========           =========           =========

NET LOSS PER COMMON SHARE - BASIC             $    (.00)          $    (.00)          $    (.02)
                                              =========           =========           =========

                 See accompanying notes to financial statements

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
    FOR THE PERIOD BEGINNING JUNE 20, 2001 (INCEPTION) AND ENDED MAY 31, 2006

                                             Common Stock                                            Total
                                        -----------------------     Additional                    Stockholder's
                                        Issued                       Paid-In       Accumulated       Equity
                                        Shares        Par Value      Capital         Deficit        (Deficit)
                                        ------        ---------      -------         -------        ---------
Issuance of Common Stock
 September, 2001                        700,000        $   700      $   1,199       $       0       $   1,899

Issuance of Common Stock
 December 2001, net of
 issuance costs of $2,500               300,000            300         27,200               0          27,500

Net (Loss) - May 31, 2002                     0              0              0         (77,629)        (77,629)
                                     ----------        -------      ---------       ---------       ---------
Balance, May 31, 2002                 1,000,000          1,000         28,399         (77,629)        (48,230)

Net (Loss) - May 31, 2003                     0              0              0         (86,067)        (86,067)
                                     ----------        -------      ---------       ---------       ---------
Balance, May 31, 2003                 1,000,000          1,000         28,399        (163,696)       (134,297)

Issuance of Common Stock
 November, 2003                         500,000            500         99,500               0         100,000

Net (Loss) - May 31, 2004                     0              0              0         (52,252)        (52,252)
                                     ----------        -------      ---------       ---------       ---------
Balance, May 31, 2004                 1,500,000          1,500        127,899        (215,948)        (86,549)

Forgiveness of debt by
 Shareholders November, 2004                  0              0         96,700               0          96,700

Stock split-ten shares issued
 for each outstanding share
 May, 2005                           13,500,000         13,500        (13,500)              0               0

Net (Loss)- May 31, 2005                      0              0              0         (41,108)        (41,108)
                                     ----------        -------      ---------       ---------       ---------
Balance, May 31, 2005                15,000,000         15,000        211,099        (257,056)        (30,957)

Issuance of Common Stock
 February, 2006                         100,000            100          9,900               0          10,000

Forgiveness of debt by
 Shareholder February, 2006                   0              0         17,000               0          17,000

Net (Loss) - May 31, 2006                     0              0              0         (40,567)        (40,567)
                                     ----------        -------      ---------       ---------       ---------
Balance, May 31, 2006                15,100,000        $15,100      $ 237,999       $(297,623)      $ (44,524)
                                     ==========        =======      =========       =========       =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2006 AND 2005
          AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO MAY 31, 2006

                                                                                                    June 20, 2001
                                                              Year Ended          Year Ended        (Inception) to
                                                             May 31, 2006        May 31, 2005        May 31, 2006
                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                    $ (40,567)          $ (41,108)          $(297,623)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                                   990                 990               3,958
     Compensation related to stock issuance                       2,000                   0               2,000
     Decrease (Increase) in accounts receivable                   2,031              (2,209)               (178)
     Decrease (Increase) in inventory                             2,845               4,612             (21,436)
     Interest capitalized                                             0                   0               1,296
     (Decrease)/Increase in accounts payable                     17,735              18,994              41,284
     (Decrease)/Increase in accrued wages and director fees           0              11,800             119,201
     (Decrease)/Increase in accrued interest                        665                   0                 665
     (Decrease)/Increase in accrued rent                              0               1,500               2,500
     Increase in stockholder payable                              2,083               2,020              20,603
     (Decrease) in accrued payroll taxes                              0                (379)                  0
     (Decrease) in accrued taxes                                      0                 (88)                  0
      Increase/(Decrease) in accrued royalties                     (108)                110                   2
     Increase/(Decrease) in accrued warranty                         (6)                134                 128
                                                              ---------           ---------           ---------
         Net Cash (Used By) Operating Activities                (12,332)             (3,624)           (127,600)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of patent                                                  0                   0             (10,800)
                                                              ---------           ---------           ---------
         Net Cash (Used by) Investing Activities                      0                   0             (10,800)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from stockholders                                       12,250                   0              23,050
   Repayments of loans - stockholders                                 0                   0             (12,096)
   Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                    0                   0             127,500
                                                              ---------           ---------           ---------
         Net Cash Provided By Financing Activities               12,250                   0             138,454
                                                              ---------           ---------           ---------
Net Increase (Decrease) In Cash                                     (82)             (3,624)                 54
Cash At Beginning Of Period                                         136               3,760                   0
                                                              ---------           ---------           ---------
Cash At End of Period                                         $      54           $     136           $      54
                                                              =========           =========           =========
Supplemental Disclosure of Cash Flows Information
  Interest paid                                               $       0           $       0           $       0
                                                              =========           =========           =========
  Taxes paid                                                  $       0           $       0           $       0
                                                              =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.
     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the outstanding loan balance when the stockholder notes due March 2003 were renewed.
     In November of 2004, certain officers, directors, and shareholders of the company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.
     In February of 2006, a shareholder of the company forgave accrued wages of $17,000. This transaction is reflected as an increase to paid-in capital. Also, the shareholder acquired 100,000 shares of stock in exchange for accrued wages of $8,000 and $2,000 of compensation. These transactions are reflected as increases to common stock and paid-in capital.
                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005


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

NATURE OF OPERATIONS

     The Company sells specialized locking pliers which are used primarily by the plumbing and welding industries. The Company's product is sold primarily to wholesalers. The Company recognizes its revenue when the product is shipped to the customer.

ACCOUNTS RECEIVABLE

     The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $ 0 at May 31, 2006 and 2005.

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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 2 - FAIR VALUE OF FINANCIAL STATEMENTS

     The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported in the balance sheet.

NOTE 3 - NEW ACCOUNTING PROUNCEMENTS

     There are no new accounting pronouncements that impact the Company for its May 31, 2006 fiscal year.

NOTE 4 - CONCENTRATIONS

     Purchases - The Company has purchased all its inventory from one supplier.

     Sales - Sales to the Company's largest customer were $1,256.

NOTE 5 - INCOME TAXES

     Income taxes on continuing operations at May 31 include the following:

                                                                   June 20, 2001
                                                                  (inception) to
                                         2006           2005       May 31, 2006
                                         ----           ----       ------------
     Currently payable                   $  0           $  0           $  0
     Deferred                               0              0              0
                                         ----           ----           ----

          Total                          $  0           $  0           $  0
                                         ====           ====           ====


     A reconciliation of the effective tax rate with the statutory U.S. income tax rate at May 31 is as follows:

                                                                                                      June 20, 2001
                                                                                                     (inception) to
                                                     2006                       2005                   May 31, 2006
                                              -------------------        -------------------       -------------------
                                                            % of                       % of                      % of
                                                           Pretax                     Pretax                    Pretax
                                              Income       Amount        Income       Amount       Income       Amount
                                              ------       ------        ------       ------       ------       ------
Income taxes per statement of operations    $       0          0%      $       0          0%      $       0          0%

Loss for financial reporting purposes
 without tax expense or benefit               (13,793)       (34)%       (13,977)       (34)%      (101,193)       (34)%
                                            ---------      -----       ---------      -----       ---------      -----

Income taxes at statutory rate              $ (13,793)       (34)%     $ (13,977)       (34)%     $(101,193)       (34)%
                                            =========      =====       =========      =====       =========      =====

     At May 31, 2006 the Company had net operating loss carryforwards of approximately $164,500 expiring from 2023 to 2027.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 5 - INCOME TAXES (CONTINUED)

     The components of and changes in the net deferred taxes were as follows:

     Deferred tax assets:
        Net operating loss carryforwards         $ 56,000         $ 42,000
        Compensation and Miscellaneous                200            9,000
                                                 --------         --------

     Deferred tax assets                           56,200           51,000
        Valuation Allowance                       (56,200)         (51,000)
                                                 --------         --------

     Net deferred tax assets:                    $      0         $      0
                                                 ========         ========

     Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets are net operating loss carryforwards and accrued wages and director's fees. No deferred taxes are reflected in the balance sheet at May 31, 2006 or 2005 due to a valuation allowance, which increased by $5,200 in 2006 and decreased by $19,600 in 2005.

NOTE 6 - RENT - STOCKHOLDER

     The Company rents office and storage space from one of its stockholders, Herbert G. Barth, on a month-to-month basis. Rent began in April, 2002 at a rate of $500 per month. Rent expenses for the years ended May 31, 2006 and 2005 were $ 0 and $1,500, respectively. Rent expense was $11,000 for the period June 20, 2001 (inception) to May 31, 2006. Accrued rents to this stockholder were $ 0 at May 31, 2006 and 2005.

     During November, 2004 $2,500 of accrued rent was written off as part of the related party debt forgiveness (Note 10).

NOTE 7 - ACCRUED WAGES - STOCKHOLDER

     A stockholder of the Company had accrued wages in the amount of $ 0 and $25,000 at May 31, 2006 and 2005. Per his employment agreement, these wages can only be paid from the net profits of the Company. As such, no cash wages have been paid to this stockholder to date.

     During November, 2004 $75,000 of accrued wages was written off as part of the related party debt forgiveness (Note 13).

NOTE 8 - ACCOUNTS PAYABLE - STOCKHOLDER

     A stockholder of the Company has advanced funds to the Company totaling $ and $ at May 31, 2006 and 2005, respectively. The advances are not secured by notes and are payable upon demand.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 9 - NOTES PAYABLE - STOCKHOLDER

     Notes payable to a stockholder of the Company consisted of the following at May 31, 2006:

     Note dated June 7, 2005 payable on demand and
      bearing interest at 10.00% per annum                          $ 4,000

     Note dated December 21, 2005 payable on demand and
      bearing interest at 10.00% per annum                            5,000

     Note dated April 6, 2006 payable on demand and
      bearing interest at 10.00% per annum                            3,250
                                                                    -------

     Total                                                          $12,250
                                                                    =======

     See NOTE 15 for additional note payable written subsequent to May 31, 2006.

NOTE 10 - AMORTIZATION OF PATENT

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

     Amortization for the next five years is as follows:

                  2006              $  990
                  2007                 990
                  2008                 990
                  2009                 990
                  2010                 990
                  Thereafter         3,790
                                    ------
                                    $8,740
                                    ======

NOTE 11 - LOSS PER COMMON SHARE

     In May, 2005 the Company recognized a stock split of ten shares for each outstanding share. As a result, the weighted average shares outstanding have been retroactively restated to reflect the impact of the split.

     Loss per common share is based on the weighted average number of shares outstanding which was:

     15,028,219 for the year ended May 31, 2006
     15,000,000 for the year ended May 31, 2005, and 12,280,722 for the period beginning June 20, 2001 (inception) and ended May 31, 2006.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              MAY 31, 2006 AND 2005


NOTE 12 - PRODUCT WARRANTIES

   The Company sells its products to customers together with limited repair or replacement warranties. The accompanying financial statements for 2006 and 2005 include, respectively, $58 and $180 for estimated warranty claims, based on the company's experience of the amount of such claims actually paid. Following is a reconciliation of the aggregate warranty liability as of May 31, 2006:


     Balance, June 1, 2004                                           $   0
     Claims paid during 2005                                           (46)
     Additional warranties issued during 2005                          180
     Revisions in estimates for previously issued warranties             0
                                                                     -----
     Balance, May 31, 2005                                           $ 134
     Claims paid during 2006                                           (64)
     Additional warranties issued during 2006                           58
     Revisions in estimates for previously issued warranties             0
                                                                     -----
     Balance, May 31, 2006                                           $ 128
                                                                     =====

NOTE 13 - FORGIVENESS OF DEBT - RELATED PARTIES

     During November, 2004, certain officers, directors, and shareholders of the Company forgave accrued wages, director's fees and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.

     During February, 2006, an officer and stockholder of the Company forgave accrued wages in the amount of $17,000. This transaction is reflected as an increase in paid-in capital.

NOTE 14 - RELATED PARTY SALES

     During the year ended May 31, 2005, a stockholder purchased 150 locking pliers for $1,500. Included in the accounts receivable at May 31, 2005 is $1,500 due from the stockholder.

NOTE 15 - SUBSEQUENT EVENT

     On June , 2006, a stockholder of the Company loaned the Company $5,900 on a note payable on demand and bearing interest at 10.00% per annum.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

The management of E & S recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting for E & S. Due to the small size of E & S, the company's Chief Executive Officer and Chief Operating Officer are aware of all matters pertaining to the operations of E & S and have reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year are adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

ITEM 8B - OTHER INFORMATION

None

                                   PART THREE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of June 1, 2006 are as follows:

Directors

Name of Director:         Age:        Term in office    Other directorships held
-----------------         ----        --------------    ------------------------
Edward A. Barth            47           2001-2006                 None
Eugene H. Swearengin       52           2001-2006                 None

Executive Officers

Executive Officer:        Age:            Office:               Term in office
------------------        ----            -------               --------------
Edward A. Barth            47     President, Chief Executive       2001-2005
                                  Officer and Treasurer
Eugene H. Swearengin       52     Vice-President and Secretary     2002-2005

Edward A. Barth, age 47, is the Founder and Officer of Registrant, and serves as a Director. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H Swearengin, age 52, has been a Director of the Registrant since June 21, 2001. He is Vice-president and secretary of the Corporation. Mr. Swearengin started his carrier as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1998 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has managed a successful career in the garage and entrance door business for the past 25 years. He resides in North Canton, Ohio.

There has been a change in the ownership interest or beneficial interest of Mr. Eugene H. Swearengin, Director of the Corporation. During the past fiscal year, Mr. Swearengin was granted an option to purchase common shares of E & S in exchange for accrued wages. Mr. Swearengin, in exercising the option acquired 100,000 shares of E & S's common stock in exchange for $8,000 of accrued wages and $2,000 of compensation.

At the present time, E & S has not developed a code of ethics that applies to E & S's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. E & S maintains that the fact that all major management functions, both executive and financial are centered in one individual, it is not practical to establish a code of ethics at this time.

At present, E & S does not maintain an audit committee, instead the company's board of directors is responsible to review all audit matters. The Board of Directors, acting as audit committee, does not have an audit committee financial expert serving on the Board.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of E & S by any person for all services rendered in any capacity to E & S for the present fiscal year.

                                               Other                  Securities
Name and                                       Annual     Restricted  Underlying              All Other
principal                                      Compen-      Stock      Options/     LTIP       Compen-
position           Year   Salary($)   Bonus   sation($)   Award(s)($)   SARs($)   Payouts($)   sation($)
--------           ----   ---------   -----   ---------   -----------   -------   ----------   ---------
Edward A.           2004     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Barth,              2005     $0*      0.00      0.00          0.00        0.00       0.00        0.00
President, CEO      2006     $0*      0.00      0.00          0.00        0.00       0.00        0.00

Eugene H.           2004     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Swearengin,         2005     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Vice-President,     2006     $0*      0.00      0.00          0.00        0.00       0.00        0.00
Secretary

----------
* Because E and S has experienced a delay in commencing production, both Mr. Barth and Mr. Swearengin waived any compensation for their services commencing January 1, 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no securities authorized for issuance under any equity compensation plans. The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of June 1, 2006 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.


 Name and address                    Amount of
of beneficial owner             beneficial ownership            Percent of class
-------------------             --------------------            ----------------
Edward A. Barth                      7,100,000                    47.02% (total)
Director, President and
Chief Executive Officer
5046 East Boulevard NW
Canton, OH 44718

Suzanne I. Barth*
5046 East Boulevard NW
Canton, OH 44718

Eugene H. Swearingen                   100,000                    0.007%

----------
* Indicates husband and wife. Each individual has a beneficial ownership in their spouse's stock holdings. Common stock: All Officers and Directors as a group that consist of two individuals, 7,100,000 shares direct, 100,000 beneficial, 47.68% total.

The percent of class is based on 15,100,000 shares of common stock issued and outstanding as of June 1, 2006.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edward A. Barth is the sole promoter of E & S, further, he currently holds a control position in the business, owning a total of 47.33% of the outstanding common stock (directly and beneficially). Prior to January 1, 2003, Mr. Barth was accruing a salary at the rate of $5,000 per month for all services which he rendered to E & S. Since January 1, 2003, Mr. Barth has waived any compensation, until such time as E & S commences to receive sustained revenues. Mr. Barth advanced the Corporation the sum of $1,212.00 in order to pay for incorporation costs. This amount was subsequently repaid to Mr. Barth on January 9, 2002 without interest, from proceeds received out of the $30,000.00 which E & S received in stock subscriptions. In addition, Mr. Barth has advanced the corporation the sum of $20,000 in order to commence the first production run of the Portable Pipe Vise. Since that time, Mr. Barth has advanced various sums to provide E&S with necessary operating funds. To date, E & S has repaid a portion of the amount, however, the amount of $20,603 remains outstanding as of the end of the corporation's fiscal year.

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

Mr. Herbert Barth, the father of Edward A. Barth, owns 3% of the outstanding shares of the Corporation. Mr. Herbert Barth is the owner of the real estate from which E & S is subletting its offices. Mr. Barth is currently waiving any rental charge for the space. The agreed upon rent for the office space was $500 per month. E & S maintains that the space leased from Mr. Barth is leased at the fair market value for similar commercial space in Canton, Ohio. In addition, Mr. Herbert Barth has recently loaned E & S $12,250 for operating capital. The note evidencing this loan bears interest at the rate of 10% per annum.

With the exception of the above referred to transactions, there are no contractual agreements between Mr. Barth or any other individual, whether a shareholder or not, and E & S.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1  - Articles of Incorporation - incorporated by reference Form SB-2
Exhibit 3.2  - By-laws - incorporated by reference Form SB-2
Exhibit 11   - Statement regarding computation of earnings per share - See financial statement attached
Exhibit 13   - Form 10-QSB - incorporated by reference
Exhibit 14   - Code of Ethics - None
Exhibit 31.1 - Rule 13a-14(a), 15d-14(a) Certification
Exhibit 31.2 - Rule 13a-14(a), 15d-14(a) Certification Exhibit 32.1 - Section
               1350 Certifications
Exhibit 32.2 - Section 1350 Certifications

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Hobe & Lucas Certified Public Accountants, Inc., the principal accountant for E & S.

                                          2005               2006
                                          ----               ----
     1. Audit Fees                       $11,160            $12,350
     2. Audit-Related Fees                     0                  0
     3. Tax Fees                         $   500            $   500
     4. All Other Fees*                        0                  0

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

                                        E and S Holdings, Inc.


                                        By: /s/ Edward A. Barth
                                           -----------------------------------

                                        Date: August 22, 2006
                                             ---------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ Edward A. Barth
                                           -----------------------------------
                                           Edward A. Barth, CEO, CFO President
                                           and Director

                                        Date: August 22, 2006
                                             ---------------------------------


                                        By: /s/ Eugene H. Swearengin
                                           -----------------------------------
                                           Eugene H. Swearengin, Vice-President,
                                           Secretary and Director

                                        Date: August 22, 2006
                                             ---------------------------------