Form 10QSB
period 2006-08-31
E & S HOLDINGS INC
filed 2006-10-12
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2006

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

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AUGUST 31, 2006 AND MAY 31, 2006

                                                                      August 31, 2006       May 31, 2006
                                                                      ---------------       ------------
                                                                        (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash in bank                                                          $      25           $      54
   Accounts receivable                                                           0                 178
   Inventory                                                                21,365              21,436
                                                                         ---------           ---------
                                                                            21,390              21,668
OTHER ASSETS
   Patent - net of amortization of $4,206 at
    August 31, 2006 and $3,958 at May 31, 2006                               8,493               8,740
                                                                         ---------           ---------

      Total Other Assets                                                     8,493               8,740
                                                                         ---------           ---------

      Total Assets                                                       $  29,883           $  30,408
                                                                         =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                      $  47,451           $  41,284
   Accounts payable - stockholder                                           22,002              20,603
   Note payable - stockholder                                               18,150              12,250
   Accrued interest                                                          1,110                 665
   Accrued royalties                                                             3                   2
   Accrued warranty                                                            130                 128
                                                                         ---------           ---------

      Total Current Liabilities                                             88,846              74,932
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - 100,000,000 shares authorized,
    15,100,000 outstanding as of August 31 and
    and May 31, 2006 at .001 per share                                      15,100              15,100
   Additional paid-in capital                                              237,999             237,999
   Deficit accumulated during the development stage                       (312,062)           (297,623)
                                                                         ---------           ---------

Total Stockholders' Equity (Deficit)                                       (58,963)            (44,524)
                                                                         ---------           ---------

Total Liabilities and Stockholders' Equity (Deficit)                     $  29,883           $  30,408
                                                                         =========           =========

Note: The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2006
                   THE THREE MONTHS ENDED AUGUST 31, 2005 AND
          THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO AUGUST 31, 2006

                                              Three Months          Three Months          June 20, 2001
                                                 Ended                 Ended             (Inception) to
                                             August 31, 2006       August 31, 2005       August 31, 2006
                                             ---------------       ---------------       ---------------
                                               (Unaudited)           (Unaudited)           (Unaudited)
SALES - NET                                     $     100             $   1,549             $  12,683

COST OF SALES
   Purchases                                           47                   954                 6,080
                                                ---------             ---------             ---------
GROSS PROFIT                                           53                   595                 6,603

OPERATING EXPENSES
   Damaged and defective items                         12                     0                 1,100
   Wage expense                                         0                     0               118,600
   Advertising and marketing                          133                     0                17,889
   Legal and accounting                             9,842                10,580               103,828
   Professional fees                                1,365                 1,166                13,010
   Product development                                  0                     0                   814
   Bank charges                                       106                   102                   934
   Rent - stockholder                                   0                     0                11,000
   License and permits                                  0                     0                 1,943
   Amortization                                       247                   247                 4,207
   Franchise tax                                        0                     0                   219
   Workers' compensation                               10                    10                   333
   Commission                                           0                    13                    75
   Royalty expense                                     15                    77                   636
   Office and administrative expense                    0                   520                18,657
   Travel                                               0                 1,027                 4,699
   Freight and delivery                                 0                     0                   825
   Postage                                              0                    80                 1,052
   Payroll tax                                          0                     0                   563
   Insurance                                            0                     0                 1,587
   Supplies                                             0                     0                 2,589
   Telephone                                            0                   114                 2,106
   Trade shows                                      2,220                     0                 6,110
   UCC code                                             0                     0                 1,050
   Warranty expense                                     2                    31                   241
   Membership fees                                      0                     0                   896
                                                ---------             ---------             ---------
                                                   13,952                13,967               314,963
                                                ---------             ---------             ---------

NET LOSS FROM OPERATIONS                          (13,899)              (13,372)             (308,360)

OTHER INCOME (EXPENSE)
   Miscellaneous income                                 0                     0                    29
   Miscellaneous expense                                0                     0                  (203)
   Interest expense                                  (540)                  (93)               (3,457)
   Bad debts                                            0                     0                   (71)
                                                ---------             ---------             ---------
                                                     (540)                  (93)               (3,702)

NET LOSS BEFORE INCOME TAXES                      (14,439)              (13,465)             (312,062)

PROVISION FOR INCOME TAXES                              0                     0                     0
                                                ---------             ---------             ---------

NET LOSS                                        $ (14,439)            $ (13,465)            $(312,062)
                                                =========             =========             =========

NET LOSS PER COMMON SHARE - BASIC               $    (.00)            $    (.00)            $    (.03)
                                                =========             =========             =========

                 See accompanying notes to financial statements

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2006,
                   THE THREE MONTHS ENDED AUGUST 31, 2005 AND
          THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO AUGUST 31, 2006

                                                         Three Months          Three Months          June 20, 2001
                                                            Ended                 Ended             (Inception) to
                                                        August 31, 2006       August 31, 2005       August 31, 2006
                                                        ---------------       ---------------       ---------------
                                                          (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                $ (14,439)            $ (13,465)            $(312,062)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization                                               247                   247                 4,206
     Decrease/ (Increase) in accounts receivable                178                 1,040                     0
     Decrease /(Increase) in inventory                           70                   989               (21,365)
     Interest capitalized                                         0                     0                 1,296
     (Decrease)/Increase in accounts payable                  6,167                 7,696                47,451
     (Decrease)/Increase in accrued interest                    445                    93                 1,110
     (Decrease)/ Increase in stockholder payable              1,399                     0                22,002
     (Decrease)/ Increase in accrued royalties                    1                   (39)                    3
     (Decrease)/ Increase in accrued warranty                     3                    (5)                  130
                                                          ---------             ---------             ---------
         Net Cash From (Used By) Operating Activities        (5,929)               (3,444)             (257,229)
                                                          ---------             ---------             ---------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                              0                     0               (10,800)
                                                          ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholders                                     5,900                 4,000                28,950
  Repayments of loans - stockholders                              0                     0               (12,096)
  Forgiveness of debt by stockholders                             0                     0                96,700
  Proceeds from issuance of common stock,
  Net of issuance costs of $2,500                                 0                     0               154,500
                                                          ---------             ---------             ---------
         Net Cash Provided By Financing Activities            5,900                 4,000               268,054
                                                          ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH                                 (29)                  556                    25

CASH AT BEGINNING OF PERIOD                                      54                   136                     0
                                                          ---------             ---------             ---------

CASH AT END OF PERIOD                                     $      25             $     692             $      25
                                                          =========             =========             =========

                 See accompanying notes to financial statements.

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED AUGUST 31,2006
                   THE THREE MONTHS ENDED AUGUST 31, 2005 AND
          THE PERIOD FROM JUNE 20,2001 (INCEPTION) TO AUGUST 31, 2006


                                                    Three Months          Three Months          June 20, 2001
                                                       Ended                 Ended             (Inception) to
                                                   August 31, 2006       August 31, 2005       August 31, 2006
                                                   ---------------       ---------------       ---------------
                                                     (Unaudited)           (Unaudited)           (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                        $    0                $    0                 $  680
                                                       ======                ======                 ======

  Taxes paid                                           $    0                $    0                 $    0
                                                       ======                ======                 ======

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

     In February of 2006, an officer of the company forgave accrued wages of $17,000. This transaction is reflected as an increase to additional paid-in capital. Also, the officer acquired 100,000 shares of stock in exchange for accrued wages of $8,000 and $2,000 of compensation. These transactions have been reflected as increases to common stock and additional paid-in capital.

                 See accompanying notes to financial statements

                             E AND S HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2006


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2006.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     E & S Holdings (E & S) is a developmental stage company that has received revenues of approximately $100 during the three-month period ending August 31, 2006. E & S has received no significant revenues since its inception.

     As of August 31, 2006, E & S has cash assets of $25 and no accounts receivable. The inventory of the company is $21,365. After experiencing initial favorable response to the company's sole product, the Portable Pipe Vise, E & S has experienced a continuing decrease in the public interest for its product. Due to the lack of market response to the product, the management of E & S has decided that it is necessary to review the focus of the business's operation at this time. Management does not believe that additional funding of the Portable Pipe Vise will create sufficient interest in the product to justify raising additional capital. Instead, management is now focusing its efforts toward developing another product to market to the public either through the purchase of the product or through a combination with another existing entity.

     Until such time as E & S is in a position to propose to its shareholders a change in direction of the company, it will continue in its efforts to market the Portable Pipe Vise to the public. It has no plans, at this time, however, to order additional units of the Portable Pipe Vise from its manufacturer.

     The shares of E & S are currently listed on the OTC Bulletin Board, under the symbol ESHI.

     Over the past three months, E & S has sustained operating losses in the amount of $14,439. Of this amount, $9,842 involve costs for legal and accounting fees occurred during the last quarter. As of August 31, 2006, E & S has total liabilities of $88,846. These liabilities include approximately $41,262 of liabilities owed to shareholders for advances and loans made to the company.

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

ITEM 2 - CHANGES IN SECURITY

     There are no changes in security since the last annual statement for the year ending May 31, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) - Certification
     Exhibit 32 - Section 1350 - Certification

     B.  Reports on Form 8-K - 9/21/2005
         Reports on Form 8-K - 12/16/2005
         Reports on Form 8-K - 2/10/2006

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E & S HOLDINGS, INC.


Date: October 12, 2006           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: October 12, 2006           By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer