Form 10QSB
period 2006-11-30
Trilliant, Inc.
filed 2007-01-12
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ____________ to ____________

                        Commission file number 000-50101


                                 Trilliant, Inc.
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

                             E and S Holdings, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

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

                                 TRILLIANT, INC.
                           fka E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       NOVEMBER 30, 2006 AND MAY 31, 2006

                                                                November 30, 2006      May 31, 2006
                                                                -----------------      ------------
                                                                   (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                                      $      57           $      54
  Accounts receivable                                                     179                 178
  Inventory                                                            21,214              21,436
                                                                    ---------           ---------

      Total Current Assets                                             21,450              21,668
                                                                    ---------           ---------

OTHER ASSETS
  Patent - net of amortization of $4,453 at
   November 30, 2006, $3,958 at May 31, 2006                            8,246               8,740
                                                                    ---------           ---------

      Total Assets                                                  $  29,696           $  30,408
                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                  $  49,667           $  41,284
  Accounts payable - stockholder                                       26,703              20,603
  Note payable-stockholder                                             18,150              12,250
  Accrued royalties                                                         0                   2
  Accrued interest                                                      1,564                 665
  Accrued warranty                                                        123                 128
                                                                    ---------           ---------

      Total Liabilities                                                96,207              74,932
                                                                    ---------           ---------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares authorized,
   15,100,000 outstanding as of November 30 and
   May 31, 2006 at .001 par value                                      15,100              15,100
  Additional paid-in capital                                          237,999             237,999
  Deficit accumulated during the development stage                   (319,610)           (297,623)
                                                                    ---------           ---------

      Total Stockholders' Equity                                      (66,511)            (44,524)
                                                                    ---------           ---------

      Total Liabilities and Stockholders' Equity                    $  29,696           $  30,408
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

                                 TRILLIANT, INC.
                           fka E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2006

                                                  Three Months         Six Months          June 20, 2001
                                                     Ended               Ended             (Inception) to
                                                November 30, 2006   November 30, 2006    November 30, 2006
                                                -----------------   -----------------    -----------------
                                                   (Unaudited)         (Unaudited)          (Unaudited)
SALES - NET                                         $     219           $     319           $  12,902

Cost of Sales                                             141                 186               6,221
                                                    ---------           ---------           ---------

GROSS PROFIT                                               78                 133               6,681

OPERATING EXPENSES
  Damaged and defective items                               0                  12               1,100
  Wage expense                                              0                   0             118,600
  Advertising                                               0                 133              17,889
  Legal and professional fees                           5,685              16,614             122,523
  Product development                                       0                   0                 814
  Bank charges                                            173                 279               1,107
  Rent-stockholder                                          0                   0              11,000
  License and permits                                       0                   0               1,943
  Amortization                                            248                 495               4,455
  Franchise tax                                             0                   0                 219
  Commission                                                0                   0                  75
  Royalty expense                                           1                  16                 637
  Office and administrative expense                         0                   0              18,657
  Travel                                                  635                 635               5,334
  Freight and delivery                                      0                   0                 825
  Postage                                                   9                   9               1,061
  Payroll taxes                                             0                  10                 896
  Insurance                                                 0                   0               1,587
  Supplies                                                  0                   0               2,589
  Telephone                                                 0                   0               2,106
  Trade shows                                             268               2,488               6,378
  UCC code and filing expense                             150                 430               1,200
  Dues, subscriptions and membership fees                   0                   0                 896
  Warranty expense                                          4                   6                 245
                                                    ---------           ---------           ---------
                                                       (7,173)            (21,127)           (322,136)
                                                    ---------           ---------           ---------

NET INCOME (LOSS) FROM OPERATIONS                      (7,095)            (20,994)           (315,455)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                      0                   0                  29
  Interest expense                                       (453)               (993)             (3,910)
  Bad debts                                                 0                   0                 (71)
  Miscellaneous expense                                     0                   0                (203)
                                                    ---------           ---------           ---------
                                                         (453)               (993)             (4,155)

Net Income (Loss) before income taxes                  (7,548)            (21,987)           (319,610)

Provision for income taxes                                0 -                 0 -                 0 -
                                                    ---------           ---------           ---------

NET INCOME (LOSS)                                   $  (7,548)          $ (21,987)          $(319,610)
                                                    =========           =========           =========

Net income (loss) per common share - basic          $     .00           $     .00           $    (.03)
                                                    =========           =========           =========

                 See accompanying notes to financial statements.

                                 TRILLIANT, INC.
                           fka E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005

                                             Three Months         Six Months
                                                Ended               Ended
                                           November 30, 2005   November 30, 2005
                                           -----------------   -----------------
                                              (Unaudited)         (Unaudited)

SALES - NET                                    $    282             $  1,831

COST OF SALE                                        111                1,065
                                               --------             --------

GROSS PROFIT                                        171                  766

OPERATING EXPENSES
  Wage expense                                        0                    0
  Payroll taxes                                       0                   10
  Insurance                                           0                    0
  Commissions                                         3                   16
  Freight & delivery                                  0                    0
  Legal and professional fees                     5,702               17,448
  Professional fees                                   0                    0
  Product development                                 0                    0
  Bank charges                                      138                  240
  Rent - stockholder                                  0                    0
  License and permits                                 0                    0
  UCC code                                          280                  280
  Franchise tax                                       0                    0
  Workers' compensation                               0                    0
  Amortization                                      248                  495
  Advertising                                        23                   23
  Royalty expense                                     2                   79
  Telephone                                         113                  227
  Trade show expense                                  0                  176
  Travel and lodging                                  1                1,028
  Postage                                            96
  Dues & subscriptions                              121                  121
  Warranty expense                                    5                   36
  Office supplies and expense                         0                  520
                                               --------             --------
                                                 (6,732)             (20,699)
                                               --------             --------

NET INCOME (LOSS) FROM OPERATIONS                (6,561)             (19,933)

OTHER INCOME (EXPENSE)
  Interest expense                                 (100)                (193)
                                               --------             --------

Net Income (Loss) before income taxes            (6,661)             (20,126)

Provision for income taxes                            0                    0
                                               --------             --------

NET INCOME (LOSS)                              $ (6,661)            $(20,126)
                                               ========             ========

Net income (loss) per common share - basic     $   (.00)            $   (.00)
                                               ========             ========

                 See accompanying notes to financial statements.

                                 TRILLIANT, INC.
                           fka E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005,
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO NOVEMBER 30, 2006

                                                               Six Months            Six Months           June 20, 2001
                                                                 Ended                 Ended             (Inception) to
                                                            November 30, 2006     November 30, 2005     November 30, 2006
                                                            -----------------     -----------------     -----------------
                                                               (Unaudited)           (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                            $ (21,987)            $ (20,126)            $(319,610)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization                                                    495                   494                 4,453
     Compensation related to stock issuance                            0                     0                 2,000
     Interest added to note payable                                    0                     0                 1,296
     Decrease (Increase) in accounts receivable                       (1)                1,971                  (179)
     Decrease (Increase) decrease in inventory                       222                 1,141               (21,214)
     (Decrease) Increase in accounts payable                       8,382                11,412                49,666
     (Decrease) Increase in accounts payable-stockholder           6,100                 2,000                26,703
     (Decrease) Increase in accrued wages and directors' fees          0                     0               119,201
     (Decrease) in other accrued taxes                               (88)                   --                    --
     (Decrease) Increase in accrued royalties                         (2)                  (64)                    0
     (Decrease)Increase  in accrued interest                         899                   197                 1,564
     (Decrease) Increase in accrued rent                               0                     0                 2,500
     (Decrease) Increase in accrued warranty                          (5)                  (17)                  123
                                                               ---------             ---------             ---------
         Net Cash From (Used By) Operating Activities             (5,897)               (2,992)             (133,497)
                                                               ---------             ---------             ---------
CASH FLOW USED BY INVESTING ACTIVITIES
  Purchase of patent                                                   0                     0               (10,800)
                                                               ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                          5,900                 4,000                28,950
  Repayment of loans - stockholders                                    0                     0               (12,096)
  Proceeds from issuance of common stock,
  Net of issuance costs of $2,500                                      0                     0               127,500
                                                               ---------             ---------             ---------
         Net Cash Provided By Financing Activities                 5,900                 4,000               144,354
                                                               ---------             ---------             ---------
Net Increase (Decrease) In Cash                                        3                 1,008                    57

Cash At Beginning Of Period                                           54                   136                     0
                                                               ---------             ---------             ---------
Cash At End of Period                                          $      57             $   1,144             $      57
                                                               =========             =========             =========
Supplemental Disclosure of Cash Flows Information
  Interest paid                                                $       0             $       0             $       0
                                                               =========             =========             =========
  Taxes paid                                                   $       0             $       0             $       0
                                                               =========             =========             =========

Supplemental Disclosure of Non-cash Investing and Financing Activities
     On September 27, 2001, 700,000 shares of stock were issued at a value of $1,899 in return for contribution of the patent option. The patent was subsequently purchased for $10,800 in March 2002.
     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the outstanding loan balance when the stockholder notes due March, 2003 were renewed.
     In November of 2004, certain officers, directors, and shareholders of the company forgave accrued wages, director's fees and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.
     In February of 2006, a shareholder of the company forgave accrued wages of $17,000. This transaction is reflected as an increase to additional paid-in capital. Also, the shareholder acquired 100,000 shares of stock in exchange for accrued wages of $8,000 and $2,000 of compensation. These transactions have been reflected as increases to common stock and additional paid-in capital.
                 See accompanying notes to financial statements.

                                 TRILLIANT, INC.
                           fka E AND S HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Trilliant, Inc. fka E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2006.

NOTE B - DEVELOPMENT STAGE COMPANY

     Trilliant, Inc. fka E and S Holdings, Inc. (a Nevada corporation) has been in the development stage since its formation on June 20, 2001. It is primarily engaged in the development and marketing of new products on which it holds the patent. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the patent, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE C - SUBSEQUENT EVENTS

     In December, 2006, the name of the Corporation was changed from E and S Holdings, Inc. to Trilliant, Inc.

     In December, 2006, the Board of Directors approved a four-for-one forward split of the Corporation's common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Trilliant, Inc. (Trilliant) formerly known as E & S Holdings, Inc. is a developmental stage company that has received revenues of approximately $219 during the three-month period ending November 30, 2006. Trilliant has received no significant revenues since its inception.

     As of November 30, 2006, Trilliant has cash assets of $57 and accounts receivable of $179. The inventory of the company is $ 21,214. After experiencing initial favorable response to the company's sole product, the Portable Pipe Vise, Trilliant has experienced a continuing decrease in the public interest for its product. Due to the lack of market response to the product, the management of Trilliant has decided that it is necessary to review the focus of the business's operation at this time. Management does not believe that additional funding of the Portable Pipe Vise will create sufficient interest in the product to justify raising additional capital. Instead, management is now focusing its efforts toward developing another product to market to the public either through the purchase of the product or through a combination with another existing entity.

     Until such time as Trilliant is in a position to propose to its shareholders a change in direction of the company, it will continue in its efforts to market the Portable Pipe Vise to the public. It has no plans, at this time, however, to order additional units of the Portable Pipe Vise from its manufacturer.

     The shares of Trilliant are currently listed on the OTC Bulletin Board, under the symbol ESHI. Due to the recent name change of the company and the proposed forward stock split discussed in Part II Item 4, the trading symbol will change when the stock split becomes effective.

     Over the past three months, Trilliant has sustained operating losses in the amount of $7,548. Of this amount, $5,685 involve costs for legal and accounting fees occurred during the last quarter. As of November 30, 2006, Trilliant has total liabilities of $96,207. These liabilities include approximately $44,853 of liabilities owed to shareholders for advances and loans made to the company.

     There are no off balance sheet arrangements involving Trilliant at this time.

ITEM 3 - CONTROLS AND PROCEDURES

     The management of Trilliant recognize its responsibility for establishing and maintaining adequate internal controls over financial reporting for Trilliant. Due to the small size of Trilliant, the company's Chief Executive Officer and Chief Operating Officer is aware of all matters pertaining to the operations of Trilliant, Inc and has reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year is adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     To the best of its knowledge, management of Trilliant is not aware of any legal proceedings in which Trilliant is currently involved.

ITEM 2 - CHANGES IN SECURITY

     There are no changes in security since the last annual statement for the year ending May 31, 2006.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 2006 an Action of Shareholders occurred without meeting, pursuant to Nevada State statutes. The Shareholder's action, which was ratified by 66.22% of holders of outstanding shares of the company, voted to change the name of the company to Trilliant Resources, Inc. The corporate name was subsequently revised by shareholder action without meeting on December 20, 2006 to change the name of the corporation to Trilliant, Inc. The second referenced action was also ratified by 66.22% of holders of outstanding shares of common stock of the company.

     The December 14, 2006 the Action of Shareholders without meeting also elected a new Director to the Board of Directors. The Shareholders elected Mr. Gary Campbell to serve as a third member of the Board of Directors, thereby increasing the number on the Board of Directors from 2 to 3. In addition, the Shareholders ratified a previous action taken by the Board of Directors to declare a forward stock split of the company's common stock at a ratio of 4 shares for every 1 share held. The stock split shall become effective on the next trading day after the split is approved by NASD. Shareholders will be requested to return their share certificates for E and S Holdings, Inc. to the transfer agent and receive back a new certificate in Trilliant, Inc. The return shares of Trilliant, Inc. shall be 4 shares for every 1 share previously held by the Shareholder.

ITEM 5 - OTHER INFORMATION

     There are no items of information required to be disclosed pursuant to this item at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. The following are filed as Exhibits to this quarter of the report. The numbers refer to the exhibit table of Item 601 of regulation S-K: Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by E & S Holdings, Inc.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) - Certification
Exhibit 32 - Section 1350 - Certification

B. Reports on Form 8-K - 09/21/2005
   Reports on Form 8-K - 12/16/2005
   Reports on Form 8-K - 02/10/2006
   Reports on Form 8-K - 12/22/2006

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRILLIANT, INC.


Date: January 12, 2007          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: January 12, 2007          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer