Form 10QSB
period 2007-02-28
Trilliant, Inc.
filed 2007-04-23
CIK 1161135

n UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,400,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TRILLIANT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       FEBRUARY 28, 2007 AND MAY 31, 2006

                                                                     February 28, 2007        May 31, 2006
                                                                     -----------------        ------------
                                                                       (Unaudited)             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash in bank                                                          $   1,111              $      54
  Accounts receivable                                                         348                    178
  Inventory                                                                20,923                 21,436
                                                                        ---------              ---------

      Total Current Assets                                                 22,382                 21,668
                                                                                               ---------

OTHER ASSETS
  Patent - net of amortization of $4,700 at
   February 28, 2007 and $3,958 at May 31, 2006                             7,999                  8,740
                                                                        ---------              ---------

      Total Assets                                                      $  30,381              $  30,408
                                                                        =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                      $  52,665              $  41,284
  Accounts payable - stockholder                                           26,853                 20,603
  Notes payable - stockholders                                             28,150                 12,250
  Accrued wages - officer and stockholder                                       0                      0
  Accrued royalties                                                             9                      2
  Accrued interest - stockholder                                            2,017                    665
  Accrued warranty                                                            129                    128
                                                                        ---------              ---------

      Total Liabilities                                                   109,823                 74,932
                                                                        ---------              ---------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares authorized,
   60,400,000 outstanding as of February 28, 2007 and
   15,100,000 outstanding at May 31, 2006 at .001 par value                60,400                 15,100
  Additional paid-in capital                                              192,699                237,999
  Deficit accumulated during the development stage                       (332,541)              (297,623)
                                                                        ---------              ---------

      Total Stockholders' Equity                                          (79,442)               (44,524)
                                                                        ---------              ---------

      Total Liabilities and Stockholders' Equity                        $  30,381              $  30,408
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

                                 TRILLIANT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2007

                                                   Three Months        Nine Months        June 20, 2001
                                                      Ended               Ended          (Inception) to
                                                   February 28,        February 28,        February 28,
                                                       2007                2007                2007
                                                    ---------           ---------           ---------
                                                   (Unaudited)         (Unaudited)         (Unaudited)
SALES - NET                                         $     328           $     627           $  13,164

COST OF SALES
   Purchases                                              268                 463               6,491
                                                    ---------           ---------           ---------
GROSS PROFIT                                               60                 164               6,673

OPERATING EXPENSES
  Wage expense                                              0                   0             118,600
  Advertising                                             145                 266              18,022
  Legal and Accounting                                  7,216              21,763             124,441
  Product development                                       0                   0                 814
  Bank Charges                                            101                 380               1,208
  Rent - Stockholder                                        0                   0              11,000
  License and permits                                       0                   0               1,943
  Amortization                                            247                 742               4,702
  Franchise tax                                            50                  50                 269
  Commission                                                0                   0                  75
  Royalty expense                                           9                  25                 646
  Office and administrative expense                         0                   0              18,657
  Travel                                                   90                 725               5,424
  Freight and delivery                                      0                   0                 779
  Transfer agent expense                                3,446               5,513               9,834
  Postage                                                  32                  36               1,093
  Payroll taxes                                            10                  20                 906
  Insurance                                                 0                   0               1,587
  Supplies                                                  0                   0               2,589
  Telephone                                               490                 490               2,596
  Trade shows                                               0               2,488               6,378
  UCC code and filing expense                             540                 970               1,740
  Dues, subscriptions and membership fees                 175                 175               1,071
  Warranty expense                                          7                  13                 252
                                                    ---------           ---------           ---------
                                                       12,558              33,656             334,626
                                                    ---------           ---------           ---------

NET INCOME (LOSS) FROM OPERATIONS                     (12,498)            (33,492)           (327,953)

OTHER INCOME (EXPENSE)
  Miscellaneous income                                     21                  21                  50
  Bad debts                                                 0                   0                 (71)
  Miscellaneous expense                                     0                   0                (203)
  Interest expense                                       (454)             (1,447)             (4,364)
                                                    ---------           ---------           ---------
                                                         (433)             (1,426)             (4,588)

INCOME (LOSS) BEFORE INCOME TAXES                     (12,931)            (34,918)           (332,541)

PROVISION FOR INCOME TAXES                                  0                   0                   0
                                                    ---------           ---------           ---------

NET INCOME (LOSS)                                   $  12,931)          $ (34,918)          $(332,541)
                                                    =========           =========           =========
NET INCOME (LOSS) PER COMMON SHARE - BASIC          $    (.00)          $    (.00)          $    (.01)
                                                    =========           =========           =========

                 See accompanying notes to financial statements.

                                 TRILLIANT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006


                                           Three Months           Nine Months
                                              Ended                 Ended
                                         February 28, 2006     February 28, 2006
                                         -----------------     -----------------
                                            (Unaudited)           (Unaudited)

SALES - NET                                  $    933              $  2,764

COST OF SALE
   Purchases                                      477                 1,542
                                             --------              --------
GROSS PROFIT                                      456                 1,222

OPERATING EXPENSES
   Advertising                                    362                   385
   Wage expense                                 2,000                 2,000
   Payroll Taxes                                   10                    20
   Transfer Agent Expense                       1,080                 3,221
   Legal & Accounting                           4,962                20,269
   Bank charges                                   100                   340
   UCC code and filing expense                    480                   760
   Postage                                         80                    80
   Commissions                                      0                    16
   Amortization                                   247                   742
   Franchise tax                                   50                    50
   Telephone, fax, and internet                   120                   347
   Travel                                         224                 1,252
   Royalty Expense                                 25                   104
   Office and administrative expense            1,500                 2,020
   Dues, subscriptions & membership fees           75                   196
   Trade Show Expense                               0                   176
   Warranty Expense                                19                    55
                                             --------              --------
                                               11,334                32,033

NET LOSS FROM OPERATIONS                      (10,878)              (30,811)

OTHER INCOME (EXPENSE)
   Interest Expense                              (194)                 (387)
                                             --------              --------

NET LOSS BEFORE INCOME TAXES                  (11,072)              (31,198)

PROVISION FOR INCOME TAXES                          0                     0
                                             --------              --------

NET LOSS                                     $(11,072)             $(31,198)
                                             ========              ========

NET LOSS PER COMMON SHARE - BASIC            $   (.00)             $   (.00)
                                             ========              ========

                 See accompanying notes to financial statements.

                                 TRILLIANT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
       AND THE PERIOD FROM JUNE 20, 2001 (INCEPTION) TO FEBRUARY 28, 2007

                                                                   Nine Months         Nine Months        June 20, 2001
                                                                      Ended               Ended          (Inception) to
                                                                   February 28,        February 28,        February 28,
                                                                       2007                2006                2007
                                                                    ---------           ---------           ---------
                                                                   (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                 $ (34,918)          $ (31,198)          $(332,541)
  Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Amortization                                                         742                 742               4,700
     Wages capitalized                                                      0               2,000               2,000
     Interest capitalized                                                   0                   0               1,296
     Decrease (Increase) in accounts receivable                          (170)              1,537                (348)
     Decrease (Increase) in inventory                                     512               1,653             (20,923)
     (Decrease) Increase in accounts payable                           11,381              14,511              52,665
     (Decrease) Increase in accounts payable-stockholder                6,250               1,983              26,853
     (Decrease) Increase in accrued wages-officer and stockholder           0                   0                   0
     (Decrease) Increase in accrued payroll taxes                           0                   0                   0
     (Decrease) Increase in accrued other taxes                             0                   0                   0
     (Decrease) in accrued director's fees                                  0                   0                   0
     (Decrease) Increase in accrued royalties                               7                 (97)                  9
     (Decrease) Increase in accrued interest                            1,352                 387               2,017
     (Decrease) Increase in accrued rent                                    0                   0                   0
     (Decrease) Increase in accrued warranty                                1                   2                 129
                                                                    ---------           ---------           ---------
          Net Cash From (Used By) Operating Activities                (14,843)             (8,480)           (264,143)
                                                                    ---------           ---------           ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of patent                                                        0                   0             (12,699)
                                                                    ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from (repayments to) stockholders                              15,900               9,000              28,150
  Proceeds from issuance of common stock,
   Net of issuance costs of $2,500                                          0                   0             249,803
                                                                    ---------           ---------           ---------
          Net Cash Provided By Financing Activities                    15,900               9,000             277,953
                                                                    ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                         1,057                 520               1,111

CASH AT BEGINNING OF PERIOD                                                54                 136                   0
                                                                    ---------           ---------           ---------

CASH AT END OF PERIOD                                               $   1,111           $     656           $   1,111
                                                                    =========           =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Interest paid                                                     $       0           $       0           $     680
                                                                    =========           =========           =========
  Taxes paid                                                        $       0           $       0           $       0
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

                                 TRILLIANT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the E and S Holdings, Inc. Form 10-KSB filing for the year ended May 31, 2006

NOTE B - DEVELOPMENT STAGE COMPANY

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

NOTE D - STOCK SPLIT

     On January 26, 2007, the Company's Board of Directors approved a 4 for 1 stock split.

                                 * * * * * * * *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Trilliant, Inc. (Trilliant) formerly known as E & S Holdings, Inc. is a developmental stage company that has received revenues of approximately $328 during the three-month period ending February 28, 2007. Trilliant has received no significant revenues since its inception.

     As of February 28, 2007, Trilliant has cash assets of $1,111 and accounts receivable of $348. The inventory of the Company is $ 20,923. After experiencing initial favorable response to the Company's sole product, the Portable Pipe Vise, Trilliant has experienced a continuing decrease in the public interest for its product. Due to the lack of market response to the product, the management of Trilliant has decided that it is necessary to review the focus of the business's operation at this time. Management does not believe that additional funding of the Portable Pipe Vise will in itself create sufficient interest in the product to justify raising additional capital. Instead, management is now focusing its efforts toward developing additional business directions for the Company to pursue or acquiring additional products to market or either through the purchase of a product or through acquisition of assets sufficient an additional business direction. In this vein management on February 1st, 2007 entered into an agreement to purchase a mineral property located in the Fort a la Corne area of Saskatchewan, Canada. The acquisition did not satisfy the Company's due diligence and the transaction did not proceed. However management currently believes there are opportunities for the Company in the resource sector and will continue to pursue opportunities in this area.

     The Company has also received revised quotations for producing the Portable Pipe Vise, which would significantly reduce the cost of manufacture. However the Company has not yet decided whether it will order additional units of the Portable Pipe Vise from this manufacturer.

     The shares of Trilliant are currently listed on the OTC Bulletin Board, under the symbol TRLL.

     Over the past three months, Trilliant has sustained operating losses in the amount of $12,498. Of this amount, $7,216 involves costs for legal and accounting fees occurred during the last quarter. As of February 28, 2007, Trilliant has total liabilities of $109,823. These liabilities include approximately $57,020 of liabilities owed to shareholders for advances and loans made to the company.

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

ITEM 2 - CHANGES IN SECURITY

     Effective January 26, 2007, the Company forward split its issued and outstanding common stock 4 for 1.

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

     The December 14, 2006 the Action of Shareholders without meeting also elected a new Director to the Board of Directors. The Shareholders also elected a third member of the Board of Directors, thereby increasing the number on the Board of Directors from 2 to 3. In addition, the Shareholders ratified a previous action taken by the Board of Directors to declare a forward stock split of the company's common stock at a ratio of 4 shares for every 1 share held. The stock split became effective on January 26th, 2007. Shareholders were requested to return their share certificates for E and S Holdings, Inc. to the transfer agent and receive back a new certificate in Trilliant, Inc. The return shares of Trilliant, Inc. shall be 4 shares for every 1 share previously held by the Shareholder.

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

     Exhibit 31 - Rule 13a-14(a)/15d-14(a) - Certification
     Exhibit 32 - Section 1350 - Certification

B. Reports on Form 8-K - 09/21/2005
   Reports on Form 8-K - 12/16/2005
   Reports on Form 8-K - 02/10/2006
   Reports on Form 8-K - 12/22/2006
   Reports on Form 8-K - 02/06/2007

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRILLIANT, INC.


Date: April 22, 2007          By: /s/ Edward A. Barth
                                 --------------------------------------------
                                 Edward A. Barth, Principal Financial Officer



Date: April 22, 2007          By: /s/ Edward A. Barth
                                 --------------------------------------------
                                 Edward A. Barth, Principal Executive Officer