Form 10KSB
period 2007-05-31
USA Uranium Corp.
filed 2007-08-28
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 000-50101

                                USA Uranium Corp.
                 (Name of small business issuer in its charter)

          Nevada                                                91-2135425
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

800-2300 West Sahara Avenue, Las Vegas, NV.                        89102
 (Address of principal executive offices)                       (Zip Code)

                                  702-664-0039
                          (Issuer's telephone number)

                             E and S Holdings, Inc.
                            5046 East Boulevard NW,
                               Canton, Ohio 44718
         (Former name or former address, if changed since last report)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $.001 par value per share
                                (Title of class)

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

State issuer's revenues of its most recent fiscal year. $652.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) - $21,727,323 as of August 24, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 61,964,236 shares common stock $.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB for first, second and third quarter of fiscal year; Form SB-2, effective November 18, 2002 for exhibits.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

Number                  Item in Form 10-KSB                             Page No.
------                  -------------------                             --------
   1   Description of Business                                              3

   2   Description of Property                                             11

   3   Legal Proceedings                                                   11

   4   Submission of Matters to a Vote of Security Holders                 11

   5   Market for Common Equity and Related Stockholder Matters            11

   6   Management's Discussion and Analysis for Plan of Operation          12

   7   Financial Statements                                                14

   8   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                           27

   8A  Controls and Procedures                                             27

   8B  Other Information                                                   27

   9   Directors, Executive Officers, Promoters and Control Persons        27

  10   Executive Compensation                                              29

  11   Security Ownership of Certain Beneficial Owners and Management      29

  12   Certain Relationships and Related Transactions                      30

  13   Exhibits and Reports on Form 8-K                                    31

  14   Principal Accountant Fees and Services                              31

       Signatures                                                          32

                           FORWARD LOOKING STATEMENTS

The "Company" or "Registrant" is used in this report to refer to USA Uranium Corp. This 10-KSB may contain "forward-looking statements." These statements may include, without limitation, statements relating to management's expectations regarding the Company's ability to remain solvent, capital requirements, mineralized materials, economic reserves, business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "projects," "targets," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Certain terms used in this Form 10-KSB are defined in the "Glossary of Certain Terms" appearing at the end of Part I hereto.

                              AVAILABLE INFORMATION

USA Uranium Corp. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                    PART ONE

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OUR HISTORY

USA Uranium Corp. was incorporated as E and S Holdings, Inc. on June 20, 2001 under the laws of the State of Nevada. The Company filed an amendment to its articles of incorporation changing its name to Trilliant, Inc. in December 2006, and to USA Uranium Corp. in May 2007. The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

USA Uranium is a corporation that is in its developmental stages. From its inception in June, 2001 until December of 2006 the Company was engaged in the development, marketing and sales of a locking pliers tool which is being marketed as the "Portable Pipe Vise". During December 2006, the Company determined that it wished to change the primary focus of its business operations to the mineral exploration business with a focus on diamonds. During early 2007, the Company changed the focus of its business operations to the exploration for economic reserves of uranium in the United States, concentrating in the State of

Utah and the "Four Corners" area, where the states of Utah, Arizona, Colorado and New Mexico intersect.

On December 16, 2005 we commenced trading on the Over-the-Counter Bulletin Board under the symbol "ESHI". Subsequent to our name change to Trilliant, Inc., our symbol was changed to "TRLL." Then subsequent to our name change to USA Uranium Corp. our symbol was changed to "USAU." Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company", or "USA Uranium", refer to USA Uranium Corp.

OUR BUSINESS

A) NATURAL RESOURCE EXPLORATION

We are primarily a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our exploration strategy is to acquire properties that we believe may contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined or if previously mined may still contain economic quantities of uranium. To date, we have acquired a total of 4,340 gross acres of leased or staked mineral properties, consisting of claim blocks located in the State of Utah, which we intend to explore for economic deposits of uranium.

Certain of these claims are subject to royalty interests and required work programs outlined below. Each of these properties has been the subject of some historical exploration by other individuals or mining companies. The Company believes the historical results indicate that further exploration for uranium is warranted. The Company's belief that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants review, geological study, and/or other exploratory information.

We also have access to various historical exploration data consisting chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. We plan to use this exploration data as the basis for formulating the exploration programs that we plan to undertake on our properties.

Our current mineral properties are the Browns Hole, I-70 and Loa properties, located in Utah, and consisting of 1,260, 720, and 2,360 acres respectively. We plan to use our exploration data to target additional exploration properties for acquisition. Going forward we have plans to acquire additional mineral properties consisting of claim blocks located in, but not limited to, the four corners area of the United States which includes the states of Utah, Colorado, Arizona and New Mexico, with our primary focus in Utah. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms acceptable to us. These potential property acquisitions have not yet been specifically identified.

Our properties do not have any proven or probable reserves. We plan to conduct exploration programs on these properties with the object of ascertaining whether any or our properties contain economic concentrations of uranium and vanadium that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of uranium or any other type of mineral. Since inception, we have not established any proven or probable reserves on our mineral properties.

DESCRIPTION OF OUR MINERAL PROPERTIES

A) BROWNS HOLE PROPERTY

This Property was purchased from Gary Vancil (33.33%), Nugget Shupe (33.33%) and Bob Shupe (33.33%) on May 23rd, 2007. The property consists of claims 63 totaling approximately 1,260 acres, located in San Juan County, Utah.

The Company purchased the property for an aggregate total of $250,000.00, all as Advance Royalty Payments, as follows: $15,000 upon signing which was deemed to be May 23rd, 2007 (the "Effective Date"), $25,000.00 on the Closing Date (date of BLM recording) and issue to the Vendors 100,000 restricted shares of its $0.001 par value common stock pursuant to the terms and conditions of Rule 144 as it may apply; $25,000.00 in twelve months after the Closing Date; $35,000.00 in eighteen months after the Closing Date; $50,000.00 in twenty-four months after the Closing Date; $50,000.00 in thirty months after the Closing Date; and $50,000.00 in thirty-six months after the Closing Date; The total purchase cost for 100% interest in the property is cash totaling $250,000, common shares totaling 100,000 and a Net Smelter Revenue Royalty of 3%. Additionally the Company shall have the right, exercisable at any time within 20 years from the Effective Date, to reduce the Net Smelter Revenue Royalty from 3% to one-and-a-half percent (l.5%) by paying to the Vendors the aggregate sum of $1,000,000.00

The Browns Hole Property is located in the well-known La Sal uranium district in southeastern Utah. The property is located west of the Pandora mine, which is currently the district's only active uranium producer.

Important Uranium-vanadium deposits occur in the 150 Million year old Salt Wash sandstones of the Morrison formation in the La Sal district. A number of significant Uranium mines are located in the La Sal district. These include the Beaver Shaft, Mike, Hecla, La Sal, Rattlesnake and the Pandora mine. Although the district was a "late bloomer" during the previous Uranium cycle, the Salt Wash Uranium production numbers for La Sal were second only to those of the Uravan mineral belt.

The discovery of the Pandora ore body, close to the eastern end of the La Sal trend, in the late 1960s marked the beginning of the definition of the main La Sal mineralized belt. During the 1970s and early 1980s the La Sal district remained very active with mines being operated in particular by Union Carbide Corporation and Atlas Minerals. These mines included Beaver Shaft, Mike, Snowball, Hecla, La Sal and Pandora. Production from the district continued until the mid-1980s when declining Uranium markets put an end to activities. In 2006 the Pandora mine was re-opened and is currently the district's only active producer.

The La Sal area lies within the Paradox Basin of southeast Utah and southwest Colorado. The area is dominated by four major structural features, which are the results of salt tectonics and Tertiary intrusive activity; the La Sal Mountains, the Lisbon Valley anticline, the Pine Ridge anticline and the Coyote Wash syncline.

Uranium-vanadium deposits occur at La Sal in the sandstones of the Salt Wash member of the Jurassic Morrison formation. The Uranium-vanadium deposits are concentrated in an east-west trending belt, the La Sal channel, approximately 19 km in length. Salt Wash deposits of the La Sal and the La Sal creek area immediately to the east lie west of the Uravan mineral belt, a large arcuate belt of collective mineralized Salt Wash channels.

The La Sal and La Sal Creek deposits occupy a unique position in relation to other mineral deposits in that they are located in a relatively straight channel west of and perpendicular to the Uravan mineral belt. However, deposits in both La Sal and the Uravan are similar in habit, ore body configuration and sedimentological association and are obviously part of the same overall depositional and genetic province.

Salt Wash deposits are normally elongated parallel to sedimentary trends and are roughly elliptical in plan view. Mineralization is typically tabular and concordant to bedding although ore can abruptly cross bedding to form "rolls". Deposits in the La Sal area are usually more strongly elongated than typical Salt Wash ores in other areas. Also, La Sal ores tend to have ore in tabular bodies distributed in multiple horizons through the sands with barren sandstone occurring between horizons.

Although the main La Sal trend displays a relatively straight configuration several meanders are thought to exist. The Pandora and Mike ore bodies are thought to be hosted by a meander to the south of the main mineral trend. There is a high probability that more meanders from the main trend exist and together with potential bifurcating channels they represent undiscovered exploration potential in the La Sal area.

The Company visited the property and studied available data with respect to the Property. The Property is favorably located with numerous historic mines on or adjoining the property in a prolific Salt Wash Uranium area. The Company is currently planning the Company's first exploration program at the property. It is anticipated that the program will start in the fall of 2007.

B) LOA PROPERTY

This Property was purchased from Jack Day (50%), and Bob Shupe (50%) on May 23rd, 2007. The Loa Mineral Claims totaling 118 lode mining claims for an area covering approximately 2360 acres, are located in sections 7, 8, 17, 18, 19, & 20, Township 30 South, Range 8 East, Wayne County, Utah. Access to the property is provided by a Utah State paved state highway (Notom Road) and then via a dirt road passable by 2-wheel drive vehicles.

The Company purchased the property for an aggregate total of $1,000,000.00, as follows: $5,000 deposit; $20,000.00 on signing which was deemed to be May 23rd, 2007(the "Effective Date") and by June 1st, 2007 (the "Closing Date") issue to the Vendors 200,000 restricted shares of its $0.001 par value common stock pursuant to the terms and conditions of Rule 144 as it may apply; $25,000.00 in six months after the Closing Date; $50,000.00 in twelve months after the Closing Date; $100,000.00 in eighteen months after the Closing Date; $100,000.00 in twenty-four months after the Closing Date; $100,000.00 in thirty months after the Closing Date; $100,000.00 in thirty-six months after the Closing Date; $100,000.00 in forty-two months after the Closing Date; $100,000.00 in forty-eight months after the Closing Date; $100,000.00 in fifty-four months after the Closing Date; and $200,000.00 in sixty months after the Closing Date. And incur the following exploration expenditures of $500,000 on or before 36 months following June 1st, 2007. The total purchase cost for 100% interest is cash totaling $1,000,000, and common shares totaling 200,000. There is no Net Smelter Revenue Royalty payable on the property.

The Loa mineral claims are underlain by the Salt Wash Member of the Morrison Formation. The Salt Wash member is gray to yellowish brown, lenticular quartzose sandstone. It is thin to massive bedded but medium to thick bedding is most common. It contains numerous interbeds of conglomeratic sandstone, conglomerate and greenish, grayish and purple mudstones. The source area of the Salt Wash sediments lay to the south of the Henry Mountains in northern Arizona. The thickness of the formation varies from 20 to 525 feet and within the Henry Mountain area. The Waterpocket Fold region where the mineral claims are located the Salt Wash Member ranges from 175 to 250 feet in thickness.

The Loa mineral claims occur within the Henry Mountains Complex that contains uranium deposits in the Salt Wash member of the Morrison Formation. The deposits within the Salt Wash member account for nearly 13 percent of the United States uranium production. The Loa Mineral Claims are located northwest of Utah's largest known uranium resource that contained roughly 20 million pounds in the Bullfrog and Tony M deposits. Records for the production years 1956-1965 indicate the uranium ore mined from this area averaged 0.56 percent Uranium and
1.01 percent vanadium. Average ore grades have ranged from 0.08 percent to 1.82 percent Uranium.

Uranium deposits (Tony M, Bullfrog, Copper Bench, & Indian Bench) that are in the pre-production stage located south of the Loa minerals claims have delineated mineralization in three stratigraphic zones within the Salt Wash Member of the Morrison Formation. The Salt Wash member of the Morrison Formation has also been the best uranium producer in the Henry Mountain uranium district. Uranium mineralization in the Henry Mountain area occurs in the thicker channel-like lenses that have been traced for a distance greater than 5 miles with vertical measurements up to 60 feet and as much as a mile wide. The higher grade uranium lenses can be found at any level within these thicker sandstone lenses but normally are bordered by mudstone near the bottom or along the edges. The highest grade and largest deposits occur near the bottom of the channel but numerous lower grade lenses can occur anywhere in the central portion of the channel.

The Company is currently evaluating a proposed phase 1-work program to consist of surface mapping, sampling, geological and radiometric surveys along with a radon gas survey will be conducted to target the suspected areas of mineralization and to delineate the depth and direction of any uranium bearing formation. Upon successful completion of the phase 1-work program the Company will conduct an exploratory drill program. The drilling program with depths not more than 800 feet and in places less than 200 feet, will then be conducted to verify and expand the phase 1-work program data.

C) I-70 PROPERTY

This Property was purchased from Jack Day (50%), and Bob Shupe (50%) on May 23rd, 2007. The property consists of 36 claims totaling approximately 720 acres, located in Emery County, Utah, 30 Miles west of Green River, Utah on I-70 at Sinbad mile exit, turn south 1.5 miles then west two miles to the head of Sinbad. The property lies on the south side of I-70 on the east end and crosses over to the North side of I-70 on the west end.

The Company purchased the property for an aggregate total of $50,000.00, all as Advance Royalty Payments, as follows: $7,380.00 as a deposit; $7,620.00 on signing which was deemed to be May 23rd, 2007(the "Effective Date") and by June 1st, 2007 (the "Closing Date") issue to the Vendors 100,000 restricted shares of its $0.001 par value common stock pursuant to the terms and conditions of Rule 144 as it may apply; $15,000.00 in six months after the Closing Date; and $20,000.00 in twelve months after the Closing Date; The total purchase cost for 100% interest is cash totaling $50,000, common shares totaling 100,000 and a Net Smelter Revenue Royalty of 2%. Additionally the Company shall have the right, exercisable at any time within 20 years from the Effective Date, to reduce the Royalty from 2% to 0% by paying to the Vendors the aggregate sum of $1,000,000.00

The property is located on the northeast flank of the San Rafael Swell south of the Uinta Basin and west of the Paradox folds and fault belt. Most of the mineralized areas are on the west flank of a broad shallow trough adjacent to the east flank of the San Rafael Swell.

During the 1960's and the 1970's a company leased the property and did some drilling, identifying two or three potential ore bodies. The Company has not to date been able to obtain drill logs for the previous drill holes. The MRC mine produced 250,000 pounds of U308 less than a mile SW of this property. The Lucky Strike mine produced approximately 500,000 pounds U308 and is situated 10 miles to the south of this property. The Temple Mountain mine produced close to a million pounds U308 and is located 8 miles SE of this property. These claims originally were staked in the early 1950's and held until the 1980's. They were leased several times with a demand of a very high royalty. Very little work was actually done on these properties due to falling ore prices and the high royalty.

The San Rafael Swell is a large geologic feature located in south-central Utah, USA about 30 miles (50 km) west of Green River, Utah. The San Rafael Swell, approximately 75 miles by 40 miles (120 x 65 km), consists of a giant dome-shaped anticline of sandstone, shale, and limestone that was pushed up millions of years ago. Since that time, infrequent but powerful flash floods have eroded the sedimentary rocks into numerous valleys, canyons, gorges, mesas and buttes. The Swell is part of the Colorado Plateau physiographic region. The claims are located in the Chinarump formation.

The San Rafael Swell was formed when deeply buried Precambrian rocks faulted, or broke, during the Laramide orogeny, about 60 million years ago. These "basement" rocks below the present-day Swell moved upwards relative to the surrounding areas and caused the overlying sedimentary rocks to fold into a dome-like shape called an anticline. The resulting structure is analogous to a series of blankets draped over a box. Since that time, the relentless force of running water has eroded the geologic layers, resulting in older rocks becoming exposed in the middle of the Swell, and younger rocks exposed around the edges. Many of the most impressive landforms are composed of more resistant rocks, including the Jurassic Navajo Sandstone, Triassic Wingate Sandstone, and Permian Coconino Sandstone.

The Company will be examining the property to attempt to delineate possible extensions of uranium ore bodies. Should former drill logs not be obtainable, the Company will complete a compilation of the geological data to attempt to delineate extensions of uranium ore deposits. Geological and radiometric surveys along with a radon gas survey will be conducted to target the known areas of mineralization and to delineate the depth and direction of the uranium bearing formation. A plan of operations will contemplate a minimum 10 hole drill program. The drilling program with depths not more than 400 feet and in places less than 100 feet, will then be conducted to verify and offset existing clusters of drill holes.

OVERVIEW OF THE URANIUM INDUSTRY

The only significant commercial use for uranium is as a fuel for nuclear power plants for the generation of electricity. According to the World Nuclear Association, there were 435 nuclear power plants operating in the world at the end of 2006 with an annual consumption of more than 170 million pounds of uranium. Based on reports by the Ux Consulting Company, LLC ("Ux") worldwide production of uranium in 2005 (the most recent year for which statistics are available) was approximately 108 million pounds. Ux reported the gap between production and demand has been filled by secondary supplies, such as inventories held by governments, utilities and others in the fuel cycle, including the highly enriched uranium (HEU) inventories which are a result of the agreement between the US and Russia to blend down nuclear warheads. These secondary supplies are currently meeting nearly a third of worldwide demand.
Spot market prices have risen over the past three years in anticipation of sharply higher projected demand as a result of a resurgence in nuclear power, and by the fact that as secondary supplies are depleted, future production will have to rise closer to demand. Spot market prices, according to Ux, rose from $36.25/lb to $75/lb during 2006. The spot price as of August 20th 2007 was $90/lb.

GLOSSARY OF CERTAIN URANIUM INDUSTRY TERMS

claim A claim is a tract of land, the right to mine of which is held under the federal General Mining Law of 1872 and applicable local laws.

concentrates        A product from a uranium mining and milling facility, which is commonly referred to as uranium concentrate,U3O8 or U308.

conversion          A process whereby uranium concentrates are converted into
                    forms suitable for use as fuel in commercial nuclear reactors.

cut-off grade       Cut-off grade is determined by the following formula
                    parameters: estimates over the relevant period of mining costs, ore treatment costs, general and administrative costs, refining costs, royalty expenses, process and refining recovery rates and uranium prices.

gross acres         Total acres under which we have mineral rights and can mine for uranium.
mineralized
material            A mineralized body which has been delineated by
                    appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade. Such a
                    deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and
                    other material factors conclude legal and economic
                    feasibility.
net smelter
revenue royalty     The revenue or other value received by the Grantee from
                    arm's length purchasers of all minerals or mineral products produced from the Property less permitted deductions

net acres           Actual acres under lease which may differ from gross acres when fractional mineral interests are not leased.

ore Naturally occurring material from which a mineral or minerals of economic value can be extracted at a reasonable profit.
probable
reserves Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
proven
reserves Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

reclamation         Reclamation involves the returning of the surface area of
                    the mining operating areas to a condition similar to pre-mining.
recoverable
reserves            Reserves that are either proven or probable, are physically minable and can be profitably recovered under conditions specified at the time of the appraisal, based on a positive feasibility study. The calculation of minable reserves is adjusted for potential mining recovery and dilution.

reserve That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

resources           A resource is a concentration of naturally occurring
                    minerals in such a form that economic extraction is potentially feasible.

roll front          The configuration of sedimentary uranium ore bodies as they appear within the host sand. A term that depicts an elongate uranium ore mass that is "C" shaped.

shut in A term that refers to ceasing production or the absence of production.

shut-in royalty     A lease clause permitting the extension of a lease not held by production by payment of a per acre royalty.

spot price          The price at which uranium may be purchased for delivery
                    within one year.

surety
obligations         A bond, letter of credit, or financial guarantee posted by a party in favor of a beneficiary to ensure the performance of its or another party's obligations, e.g., reclamation bonds, workers' compensation bond, or guarantees of debt instruments.

tailings            Waste material from a mineral processing mill after the
                    metals and minerals of a commercial nature have been
                    extracted; or that portion of the ore which remains after
                    the valuable minerals have been extracted.
uranium or uranium
concentrates        U3O8, U308 or triuranium octoxide.

U3O8 or U308        Triuranium octoxide equivalent contained in uranium
                    concentrates, referred to as uranium concentrate.

waste Barren rock in a mine, or uranium in a rock formation that is too low in grade to be mined and milled at a profit.

B) PORTABLE PIPE VISE

The Company was initially formed to market an equipment product called the "Portable Pipe Vise" and purchased the patent in March of 2002. The jaws of these locking pliers have a patented design and are intended to secure cylindrical objects to a flat surface. Since the time that the Company took possession of the first production run, it marketed the product through direct mailing fliers and processed orders from independent equipment retailers. Our product is currently offered in equipment retailer's catalogs, both in print and online.

We currently hold an assignment of the patent for the locking pliers. The patent was granted by the United States Patent and Trademark Office on November 6, 2001 and is patent number 6,311,589. A patent lasts for 16 years from the date of filing. The date of filing of the patent was April 8, 1999. Therefore, we will enjoy protection for the patented portion of the product, until April 8, 2015. The patent covering the product was purchased from the inventor in March 2002. The Company has a royalty agreement with the inventor whereby the inventor receives 5% of gross sales as additional compensation for the sale of the patent.

Since obtaining the initial production run, the Company has sold a limited number of Portable Pipe Vises. Many of the Company's competitors in the equipment business have significantly greater financial, marketing, technical and other resources than the Company and due to the size of these competitors, they may be able to produce a tool with a different design, but with a similar function which can be marketed at a price lower than which we can market our product. Accordingly, the Company has decided to market this product only until the existing inventory has been disposed of. The Company is currently examining other products to determine whether the Company can secure a more viable range of equipment to market.

The Company is currently operating with no paid employees. Mrs. Suzanne Barth, who is responsible for all day-to-day operations of the Company, is currently working for no compensation. Mr. Edward A. Barth and Mr. Swearengin had agreed to work for the corporation for no compensation until such time as the Company commences to receive revenues from its Portable Pipe Vise. Mr. Barth and Mr. Swearengin had previously received compensation, either directly or accrued, for services rendered. However, Mr. Barth and Mr. Swearengin will be entitled to receive compensation from the Company for his services with regard to the Company's mineral exploration activities.

ITEM 2 - DESCRIPTION OF PROPERTY

OFFICE PREMISES

At the present time, the Company's principal offices are located at 800-2300 West Sahara Avenue, Las Vegas, Nv 89102. These offices are rented on a month-to-month basis for the sum of approximately $600 per month including secretarial, equipment usage and reception. The Company also maintains offices at 5046 East Boulevard NW, Canton, Ohio 44718. These offices are being utilized, rent free, by the Company and are owned by Mr. Edward A. Barth. Management for the Company believes that the rented space will be sufficient for the needs of the Corporation for at least the next 12 months.
For information on our mining properties and claims, please see Item 1. Description of Business above.

ITEM 3 - LEGAL PROCEEDINGS

At the present time, the Company is not a party to any legal proceedings and is unaware of any claims that may result in future legal proceedings against it or that it may have against third-parties.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented for a vote to the shareholders of the Company during the fourth quarter of its fiscal year.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the NASD OTC Bulletin Board under the symbol USAU. The following table sets for the periods indicated the high and low trades per share of our common stock. Quotations commenced on the OTC Bulletin Board on December 16, 2005. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

     Quarter Ended              High         Low
     -------------              ----         ---
     August 31, 2006           $0.07        $0.07
     November 30, 2006         $0.19        $0.19
     February 28, 2007         $0.51        $0.51
     May 31, 2007              $1.00        $0.95

HOLDERS:

We have approximately 60 registered shareholders of record as of August 20, 2007.

SHARE PURCHASE OPTIONS:

At August 24, 2007, there were no share purchase options outstanding.

We have not authorized any securities for issuance under equity compensation plans.

Dividends: We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payments of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

In March and April 2007 we sold 232,042 shares of common stock at $0.50 per share (an aggregate of $116,021) in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors.

In June 2007 we issued 400,000 shares of common stock at $1.15 per share (an aggregate of $460,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain property vendors.

In June 2007 we sold 550,000 shares of common stock at $0.70 per share (an aggregate of $385,000) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors. The Company paid a fee of $38,500 represented by 55,000 shares of Common stock to a placement agent in connection with the offering.

In June 2007 we sold 95,154 shares of common stock at $0.50 per share (an aggregate of $47,577) in a transaction not involving a public offering under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, to certain accredited investors in repayment of outstanding shareholder loans, to certain accredited investors of which Edward A. Barth, a director of the Company, is an affiliate.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS FOR PLAN OF OPERATION

BUSINESS OVERVIEW

The primary business of our Company is the acquisition, exploration and exploitation of mineral properties having the potential to host economically viable uranium deposits. The Company's geographic area of interest is the state of Utah and the "Four Corners" area, where the states of Utah, Arizona, Colorado and New Mexico intersect. The major geographical feature is the 90,000 square mile Colorado Plateau which is rich in coal, oil shale and uranium.

Specifically, management is focused on the acquisition and development of near term production properties in the Colorado plateau within economic hauling distance to Denison Mines' White Mesa uranium & vanadium mill in Blanding, Utah. As of August 24, 2007, the Company has acquired interests in three mineral properties.

CASH REQUIREMENTS

We are a start-up exploration company and must raise cash to implement our business plan. The Company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities as well as discoveries on our properties. The payment requirement for properties that have been acquired, or are being acquired after May 31, 2007 for the next twelve months is $154,461. To continue operations and commence exploration on our current properties, management estimates that the Company will require approximately $2,500,000.

We are in the process of negotiating a private placement. Summertime is traditionally a slow time to raise cash for small issuers; however management is in discussions with numerous groups and individuals and anticipates closing this financing within the next two months.

Since February 28 2007 we have received shareholder loans totaling $1,700 for property payments, office expenses, and exploration costs. Management anticipates meeting the Company's short term cash requirements through additional loans from shareholders and subscriptions for the private placement.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to make any significant equipment purchases over the next twelve months, other than office furnishings and computers.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next twelve months. We do and will continue to outsource contract consultant employment as needed.

Over the past two fiscal years, USA URANIUM has received $652 and $2,982 in revenues from sale of product. The Company's total assets exceed its total liabilities by a total of $522,398 for the fiscal year ended May 31, 2007.The Company's current liabilities exceed its current assets by a total of $156,847 for the fiscal year ended May 31, 2007. During the past two fiscal years, USA URANIUM has had operations loses of $40,567 for 2006 and $125,120 for 2007. These losses were incurred as a result of continuing operating expenses and negligible revenues being received by the Company.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. The Company will attempt to raise approximately $2,500,000 in additional funds during the next 12 months through a private placement. However, there can be no assurance that the Company will be successful in raising such additional funds.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash. The Company now has been operating for four years and however, due to the slow product sales and no revenue anticipated from its mineral properties it is unlikely that over the next twelve months, it will receive revenues in an amount that would be sufficient to pay current operating expenses.

Additionally as business activities increase, the Company will incur additional liabilities in the form of employee and officer salaries, which are currently being waived by the company's employee and its officers.

OFF - BALANCE SHEET ARRANGEMENTS

At present, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition.

ITEM 7 - FINANCIAL STATEMENTS

HOBE & LUCAS
CERTIFIED PUBLIC ACCOUNTANTS, INC.
                                                              4807 Rockside Road
                                                                       Suite 510
                                                        Independence, Ohio 44131
                                                             Tel: (216) 524-8900
                                                             Fax: (216) 524-8777

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of USA Uranium Corp. fka Trilliant, Inc.
Las Vegas, Nevada

We have audited the balance sheets of USA Uranium Corp. fka Trilliant, Inc. (a development stage company) as of May 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Uranium Corp. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and the period beginning June 20, 2001 (inception) and ended May 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming USA Uranium Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about he Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome it this uncertainty.


                                          /s/ Hobe & Lucas
                                          ----------------------------------
                                          Certified Public Accountants, Inc.

Independence, Ohio
August 22, 2007

                               USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets

                                                                          May 31,               May 31,
                                                                           2007                  2006
                                                                        -----------           -----------
ASSETS

Current assets:
  Cash in bank                                                          $    19,097           $        54
  Accounts receivable                                                            --                   178
  Note receivable                                                            60,000                    --
  Inventory                                                                  20,922                21,436
                                                                        -----------           -----------
      Total Current Assets                                                  100,019                21,668
                                                                        -----------           -----------
Property, plant and equipment
  Unpatented mining claims                                                1,464,281                    --
  Computer equipment - net of depreciation of $197 at
   May 31, 2007 and -0- at May 31, 2006                                       4,044                    --
                                                                        -----------           -----------
      Net Fixed Assets                                                    1,468,325                    --
                                                                        -----------           -----------
Other assets:
    Patent - net of amortization of $4,950 at May 31, 2007
     and $3,959 at May 31,2006                                                7,749                 8,740
                                                                        -----------           -----------

           Total Assets                                                 $ 1,576,093           $    30,408
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of notes payable                                      $   154,461           $        --
  Accounts payable                                                           53,093                41,284
  Accounts payable - stockholder                                             28,553                20,603
  Note payable - stockholder                                                 18,150                12,250
  Accrued interest - stockholder                                              2,471                   665
  Accrued royalties                                                               9                     2
  Accrued warranty                                                              129                   128
                                                                        -----------           -----------
      Total Current Liabilities                                             256,866                74,932
                                                                        -----------           -----------

Notes payable-unpatented mining claims                                      796,829                    --
                                                                        -----------           -----------

Stockholders' equity (deficiency):
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   60,400,000 issued and outstanding at May 31, 2007 and 2006                60,400                60,400
  Additional paid-in capital                                                192,699               192,699
  Stock subscriptions payable - 864,082 shares issued in June, 2007         692,042                    --
  (Deficit) accumulated during development stage                           (422,743)             (297,623)
                                                                        -----------           -----------
      Total Stockholders' Equity (Deficiency)                               522,398               (44,524)
                                                                        -----------           -----------

      Total Liabilities and Stockholders' Equity                        $ 1,576,093           $    30,408
                                                                        ===========           ===========

   The accompanying Notes are an integral part of these financial statements

                               USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (A Development Stage Company)
                            Statements of Operations

                                                                                              June 20, 2001
                                                          For the Twelve Months Ended          (Inception)
                                                        -------------------------------          through
                                                           May 31,            May 31,            May 31,
                                                            2007               2006               2007
                                                        ------------       ------------       ------------
Sales - net                                             $        652       $      2,982       $     13,235

Cost of Sales                                                    419              1,635              6,452
                                                        ------------       ------------       ------------

Gross Profit                                                     233              1,347              6,783

Expenses
  General and administrative expenses                        120,148             39,171            416,113
  Depreciation and amortization                                1,189                990              5,147
  Damaged and defective items                                     47              1,088              1,135
                                                        ------------       ------------       ------------
                                                             121,384             41,249            422,395
                                                        ------------       ------------       ------------

(Loss) from Operations                                      (121,151)           (39,902)          (415,612)

Other income (loss)
  Miscellaneous income                                            21                 --                 50
  Miscellaneous expense                                           --                 --               (203)
  Interest expense                                            (3,990)              (665)            (6,907)
  Bad debts                                                       --                 --                (71)
                                                        ------------       ------------       ------------
      Total Other Income (Expense)                            (3,969)              (665)            (7,131)

Net (loss)                                              $   (125,120)      $    (40,567)      $   (422,743)
                                                        ============       ============       ============

Net (loss) per share - basic and fully diluted          $    (0.0021)      $    (0.0007)
                                                        ============       ============
Stockholders' Equity:
Weighted average number of common shares
 outstanding - basic and fully diluted                    60,486,563         60,131,507
                                                        ============       ============

   The accompanying Notes are an integral part of these financial statements

                               USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity

                                                                                            (Deficit)
                                                    Issued                                 Accumulated
                                        Common      Common    Additional                   During the
                                        Stock       Stock      Paid-In     Subscriptions   Development
                                        Shares      Amount     Capital        Payable         Stage         Total
                                        ------      ------     -------        -------         -----         -----
Issurance of Common Stock
 September, 2001                      28,000,000   $28,000    $ (26,101)            --             --     $   1,899

Issuance of Common Stock
 December 2001, net
 of issuance costs of $2,500          12,000,000    12,000       15,500             --             --        27,500

Net (Loss) - May 31, 2002                               --           --             --      $ (77,629)      (77,629)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2002               40,000,000    40,000      (10,601)            --        (77,629)      (48,230)
                                      ==========   =======    =========      =========      =========     =========
Net (Loss) for the year ended
 May 31, 2003                                           --           --             --        (86,067)      (86,067)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2003               40,000,000    40,000      (10,601)            --       (163,696)     (134,297)
                                      ==========   =======    =========      =========      =========     =========
Issuance of Common Stock
 November, 2003                       20,000,000    20,000       80,000             --             --       100,000

Net (Loss) for the year ended
 May 31, 2004                                           --           --             --        (52,252)      (52,252)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2004               60,000,000    60,000       69,399             --       (215,948)      (86,549)
                                      ==========   =======    =========      =========      =========     =========
Forgiveness of debt by Stockholders
 November, 2004                                         --       96,700             --             --        96,700

Net (Loss) for the year ended
 May 31, 2005                                           --           --             --        (41,108)      (41,108)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2005               60,000,000    60,000      166,099             --       (257,056)      (30,957)
                                      ==========   =======    =========      =========      =========     =========
Issuance of Common Stock
 February, 2006                          400,000       400        9,600             --             --        10,000

Forgiveness of debt by Stockholder
 February, 2006                               --        --       17,000             --             --        17,000

Net (Loss) for the year ended
 May 31, 2006                                           --           --             --        (40,567)      (40,567)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2006               60,400,000    60,400      192,699             --       (297,623)      (44,524)
                                      ==========   =======    =========      =========      =========     =========
Subscriptions payable for cash,
 May, 2007                                              --           --      $ 232,042             --       232,042

Subscriptions payable for purchase
 of unpatented mining claims
 May, 2007                                              --           --        460,000             --       460,000

Net (Loss) for the year ended
 May 31, 2007                                           --           --             --       (125,120)     (125,120)
                                      ----------   -------    ---------      ---------      ---------     ---------
Balance at May 31, 2007               60,400,000   $60,400    $ 192,699      $ 692,042      $(422,743)    $ 522,398
                                      ==========   =======    =========      =========      =========     =========

   The accompanying Notes are an integral part of these financial statements

                               USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                         June 20, 2001
                                                    For the Twelve    For the Twelve      (Inception)
                                                     Months Ended      Months Ended        through
                                                        May 31,           May 31,           May 31,
                                                         2007              2006              2007
                                                       ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $(125,120)        $ (40,567)        $(422,743)
  Adjustments to reconcile net (loss) to cash
   provided (used) by operating activities:
    Depreciation and amortization expense                  1,189               990             5,147
    Compensation related to stock issuance                    --             2,000             2,000
    Decrease in accounts receivable                          178             2,031                --
    (Increase) in note receivable                        (60,000)                            (60,000)
    Decrease (Increase) in inventory                         513             2,845           (20,923)
    Interest capitalized                                   2,009                --             3,305
    Increase in accounts payable                          11,809            17,735            53,093
    Increase in accrued wages and director fees               --                --           119,201
    Increase in accrued interest - stockholder             1,806               665             2,471
    Increase in accrued rent                                  --                --             2,500
    Increase in stockholders payable                       7,950             2,083            28,553
    Increase (decrease) in accrued royalties                   7              (108)                9
    Increase (Decrease) in accrued warranty                    1                (6)              129
                                                       ---------         ---------         ---------
Net cash (used in) operating activities                 (159,658)          (12,332)         (287,258)
                                                       ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of unpatented mining claims                   (55,000)               --           (55,000)
  Purchase of computer equipment                          (4,241)               --            (4,241)
  Purchase of patent                                          --                --           (10,800)
                                                       ---------         ---------         ---------
Net cash (used in) investing activities                  (59,241)               --           (70,041)
                                                       ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from stockholder                                   5,900            12,250            28,950
  Repayment of loans - stockholders                           --                --           (12,096)
  Proceeds from issuance costs of $2,500                      --                --           127,500
  Proceeds from stock subscriptions payable              232,042                --           232,042
                                                       ---------         ---------         ---------
Net cash provided by financing activities                237,942            12,250           376,396
                                                       ---------         ---------         ---------

Net (decrease) in cash                                    19,043               (82)           19,097
Cash and equivalents - beginning                              54               136                --
                                                       ---------         ---------         ---------
Cash and equivalents - ending                          $  19,097         $      54         $  19,097
                                                       =========         =========         =========
Cash paid for:
  Interest                                             $     274         $      --         $     274
                                                       =========         =========         =========
  Income taxes                                         $      --         $      --         $      --
                                                       =========         =========         =========

Supplemental disclosure of non-cash investing and financing activities:
     On September 27, 2001, 28,000,000 shares of common stock were issued at a value of $1,899 in return for a contribution of the patent option.
     In March of 2003, interest accrued on stockholder loans payable in the amount of $1,296 was added to the ouststanding loan balance when the loans were renewed.
     In November of 2004, certain officers, directors, and stockholders of the company forgave accrued wages, director's fees, and rents totaling $96,700. These transactions are reflected as increases to paid-in capital.
     On May 23, 2007, 400,000 shares of common stock were subscribed at a value of $460,000 in connection with the purchase of unpatented mining claims.
     On May 23, 2007, three notes payable were exchanged for unpatented mining claims totaling $949,281.
   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant policies of USA Uranium Corp., (formerly Trilliant, Inc.) (hereinafter the "Company"), is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

NATURE OF OPERATIONS

As of May, 2007, the Company is primarily engaged in the exploration and development of uranium mines. A secondary nature of operations, which is minimal, is the sale of specialized locking pliers which are used primarily by the plumbing and welding industries. The Company's product is sold primarily to wholesalers. The Company recognizes its revenues as required by Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenue is only recognized on product sales once the product has been shipped to the customers (FOB Origin), and all other obligations have been met.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $-0- at May 31, 2007 and 2006.

INVENTORIES

Inventories which consist of specialized locking pliers are recorded at the lower of cost (first-in, first-out) or market.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs incurred in the normal course of operations are expensed accordingly. Advertising and marketing costs incurred for the years ended May 31, 2007 and 2006 were $514 and $507 respectively.

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEVELOPMENT STAGE ENTITY

The Company was incorporated in the state of Nevada on June 20, 2001. It was primarily engaged in the development and marketing of new products on which it holds the patent. Beginning in May, 2007, the Company is engaged in the development of uranium mines. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market its products, meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATIONS OF RISK

The Company's cash is deposited in FDIC-insured banks. The funds are insured up to $100,000. Periodically the cash in the bank exceeds federally insured limits.

DEPRECIATION

The company depreciates property, plant and equipment over its estimated useful lives on a straight line basis. Useful lives of properly, plant and equipment range between 5 and 7 years.

NOTE 2 - FAIR VALUE OF FINANCIAL STATEMENTS

The carrying amount of cash, accounts receivable and liabilities approximates the fair value reported on the balance sheet.

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 3 - NEW ACCOUNTING PROCEDURES

There are no new accounting procedures that impact the Company for its May 31, 2007, fiscal year.

NOTE 4 - CONCENTRATIONS

All the Company's mine properties are located in one geographic area in Utah.

The Company has purchased its entire inventory of locking pliers from one supplier.

Sales to the Company's largest customer were $358 and $1,256 for the years ended May 31, 2007 and 2006, respectively.

NOTE 5 - INCOME TAXES

Income taxes on continuing operations at May 31 include the following:

                                                           June 20, 2001
                                                           (inception) to
                                                               May 31,
                                 2007            2006           2007
                               --------        --------       --------

Currently payable              $    -0-        $    -0-       $    -0-
Deferred                            -0-             -0-            -0-
                               --------        --------       --------

      Total                    $    -0-        $    -0-       $    -0-
                               ========        ========       ========

A reconciliation of the effective tax rate with the statutory U.S. income tax rate at May 31 is as follows:

                                                                                                     June 20, 2001
                                                                                                    (inception) to
                                                     2007                      2006                   May 31, 2007
                                              ------------------        ------------------        -------------------
                                                           % of                      % of          % of
                                                          Pretax                    Pretax        Pretax
                                              Income      Amount        Income      Amount        Income       Amount
                                              ------      ------        ------      ------        ------       ------
Income taxes per statement of operations    $      -0-         0%     $      -0-         0%     $      -0-          0%

  Loss for financial reporting purposes
   without tax expense or benefit           $ (42,541)      (34)%       (13,793)      (34)%     $(143,733)      (34)%
                                            ---------     ------      ---------     ------      ---------     ------

Income taxes at statutory rate              $ (42,541)      (34)%     $ (13,793)      (34)%     $(143,733)      (34)%
                                            =========     ======      =========     ======      =========     ======

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 5 - INCOME TAXES (CONTINUED)

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets is net operating loss carryforwards. No deferred taxes are reflected on the balance sheet at May 31, 2007 or 2006 due to a valuation allowance, which increased by $41,800 in 2007 and by $5,200 in 2006.

The components of and changes in the net deferred taxes were as follows:

                                              2007               2006
                                            --------           --------
Deferred tax assets:
  Net operating loss carryforwards          $ 98,000           $ 56,000

  Compensation and Miscellaneous                  -0-               200
                                            --------           --------
Deferred tax assets                           98,000             56,200

   Valuation Allowance                       (98,000)           (56,200)
                                            --------           --------
Net deferred tax assets:                    $     -0-          $     -0-
                                            ========           ========

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. These losses are as follows:

                                                              Expiration
   Year of Loss                             Amount               Date
   ------------                             ------               ----

Year Ended 5/31/02                         $ 11,846            5/31/2022
Year Ended 5/31/03                           34,067            5/31/2023
Year Ended 5/31/04                           52,753            5/31/2024
Year Ended 5/31/05                           24,774            5/31/2025
Year Ended 5/31/06                           40,188            5/31/2026
Year Ended 5/31/07                         $125,619            5/31/2027

NOTE 6 - RENT - STOCKHOLDER

The Company rents office and storage space from one of its stockholders on a month-to-month basis. For the years ended May 31, 2007 and 2006, the stockholder has agreed to provide these facilities rent-free.

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 6 -  RENT - STOCKHOLDER (continued)

During 2007, the Company rented office space from another stockholder on a month-to-month basis.

Rent expenses for the years ended May 31, 2007 and 2006 were $7,500 and -0-respectively. Rent expense was $18,500 for the period June 20, 2001 (inception) to May 31, 2007.

NOTE 7 -  ACCRUED WAGES - STOCKHOLDER

A stockholder of the Company had accrued wages in the amount of $-0- and -0- at May 31, 2007 and 2006. Per his employment agreement, these wages can only be paid from the net profits of the Company. As such, no cash wages have been paid to this stockholder to date. During November, 2004 $75,000 of accrued wages was written off as part of the related party debt forgiveness (Note 13).

NOTE 8 -  ACCOUNTS PAYABLE - STOCKHOLDERS

A stockholder of the Company has advanced funds to the Company totaling $28,553 and $20,603 at May 31, 2007 and 2006, respectively. The advances are not secured by notes and are payable upon demand.

NOTE 9 - NOTES PAYABLE - STOCKHOLDER

Notes payable to a stockholder of the Company consisted of the following at May 31, 2007 and 2006:

Note dated June 7, 2005 payable on demand and
Bearing interest at ten percent per annum                             $ 4,000

Note dated December 21, 2005 payable on demand and
Bearing interest at ten percent per annum                               5,000

Note dated April 6, 2006 payable on demand and
Bearing interest at ten percent per annum                               3,250
                                                                      -------
Balance, May 31, 2006                                                  12,250

Note dated June, 2006 payable on demand and
Bearing interest at ten percent per annum                               5,900
                                                                      -------
Balance, May 31, 2007                                                 $18,150
                                                                      =======

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 10 - AMORTIZATION OF PATENT

The Company held an option to purchase the patent pending rights to its proprietary product, locking pliers. The Company exercised its option to acquire the patent for its locking pliers product in March 2002 for $12,699. The patent is being amortized over its remaining legal life, beginning in the first quarter of fiscal 2002. The agreement also provides for payment of five percent of the gross consideration received for the use and licensing of the patent.

Amortization for the next five years is as follows:

                     2007             $    990
                     2008                  990
                     2009                  990
                     2010                  990
                     2011                  990
                     Thereafter          2,799
                                       -------
                                       $ 7,749
                                       =======

NOTE 11 - LOSS PER COMMON SHARE

In May, 2005 the Company recognized a stock split of ten shares for each outstanding share. Then in January, 2007, the Company recognized a stock split of four shares for each outstanding share. As a result, the weighted average shares outstanding have been retroactively restated to reflect the impact of the split. Loss per common share is based on the weighted average number of shares outstanding which was 60,486,563 and 60,131,507 for the years ended May 31, 2007 and 2006, respectively.

NOTE 12 - PRODUCT WARRANTIES

The Company sells its products to customers together with limited repair or replacement warranties. The accompanying financial statements for 2007 and 2006 include, respectively, $8 and $58 for estimated warranty claims, based on the Company's experience of the amount of such claims actually paid. Following is a reconciliation of the aggregate warranty liability as of May 31, 2007:

     Balance, May 31, 2005                                            $  134
     Claims paid during 2006                                             (64)
     Additional warranties issued during 2006                             58
     Revisions in estimates for previously issued warranties              -0-
                                                                      ------
     Balance, May 31, 2006                                            $  128
                                                                      ------
     Claims paid during 2007                                              (7)
     Additional warranties issued during 2007                              8
     Revisions in estimates for previously issued warranties              -0-
                                                                      ------
     Balance, May 31, 2007                                            $  129
                                                                      ======

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


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

NOTE 14 - NOTES PAYABLE

Long-term debt consists of the following:

Note payable to two individual stockholders due
May 23, 2012, payable semi-annually at varying
amounts, bearing interest at ten percent per
annum, and secured by 118 unpatented mining claims.               $ 718,067

Note payable to two individual stockholders due
May 23, 2010, payable semi-annually at varying
amounts, bearing interest at ten percent per
annum, and secured by 63 unpatented mining claims.                  198,223

Note payable to two individual stockholders due
May 23, 2008, payable semi-annually at varying
amounts, bearing interest at ten percent per
annum, and secured by 36 unpatented mining claims.                   35,000
                                                                  ---------
Total long-term debt                                                951,290
Less: current portion                                              (154,461)
                                                                  ---------
Net long-term debt                                                $ 796,829
                                                                  =========

Future principal payments are as follows:

            2008                                                  $ 154,461
            2009                                                    240,438
            2010                                                    229,855
            2011                                                    138,991
            2012                                                    187,545
                                                                  ---------
                                                                  $ 951,290
                                                                  =========

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                              May 31, 2007 and 2006


NOTE 15 - ADDITIONAL LIABILITY

The Company is required to incur $500,000 in exploration expenditures before June 2, 2010 as part of its agreement to purchase certain unpatented mining claims.

NOTE 16 - SUBSCRIPTIONS PAYABLE

The Company has received cash for common stock shares which have yet to be issued:

On March 1, 2007 Naturally Creative Holdings paid $42,042 for 84,082 restricted shares.

On March 14, 2007 Ryan Howardson paid $50,000 for 100,000 restricted shares.

On March 16, 2007 Gary Cowan paid $40,000 for 80,000 restricted shares.

On April 30, 2007 Naturally Creative Holdings paid $100,000 for 200,000 restricted shares.

On May 23, 2007 $460,000 for 400,000 restricted shares towards purchase of unpatented mining claims per purchase agreements of same date.

As of May 31, 2007, there is a total of $692,042 for subscription payables. Shares were issued in June, 2007.

NOTE 17 - SUBSEQUENT EVENTS

On June 11, 2007, the Company received $385,000 for 550,000 shares of common stock which have yet to be issued.

On June 18, 2007 the Board of Directors resolved to convert outstanding stockholder loans totaling $47,577 to equity by issuing 95,154 restricted shares of common stock.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

The management of the Company recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to the small size of the company, the Company's Chief Executive Officer and Chief Operating Officer is aware of all matters pertaining to the operations of the Company and has reviewed all aspects of the financial information included in the Company's financial reporting. At the present time, management is of the opinion that the Company's internal controls over financial reporting for the past fiscal year is adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

ITEM 8B - OTHER INFORMATION

None

                                   PART THREE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Executive Officers and Directors and their respective ages as of June 1, 2007 are as follows:

DIRECTORS
Name of Director:         Age      Term in office      Other directorships held
-----------------         ---      --------------      ------------------------

Edward A. Barth           48         2001-2007                 None
Eugene H. Swearengin      53         2001-2007                 None
Gary Campbell             53         2006-2007                 None
Earl Abbott               62         2007                      Four

EXECUTIVE OFFICERS
Executive Officer:        Age:         Office                     Term in office
------------------        ----         ------                     --------------

Edward A. Barth           48     President, Chief Executive         2001-2007
                                 Officer Secretary and Treasurer
Eugene H. Swearengin      53     Vice-President and Secretary       2001-2007

Edward A. Barth, age 47, is the Founder and Principal Officer of Registrant, and serves as a Director. Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University in 1984. He has been employed by the City of North Canton, Ohio, Michael Baker Engineering Corporation and in 1990 returned to the family construction business where he served as President of Barth Construction Co., Inc. In August 2001 Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. and presides as President of the leveling and concrete rehabilitation business. Mr. Barth continues to be employed by Stark Concrete Leveling, Inc. He resides in Canton, Ohio.

Eugene H Swearengin, age 53, has been a Director of the Registrant since June 21, 2001. He is Vice-president and Secretary of the Corporation. Mr. Swearengin started his career as an apprentice carpenter. He successfully obtained his journeyman's card in 1977. In 1998 he purchased a 50% interest in Callahan Door Sales, Inc. Mr. Swearengin has been a businessman and has managed a successful career in the garage and entrance door business for the past 25 years. He resides in North Canton, Ohio.

Gary Campbell, age 53, has been a Director of the Registrant since December 2006. Mr. Campbell was the CEO and a Director of Screenphone.net Inc. from October 1999 to November 2003 a private Nevada Internet appliance company developing the software, content and applications for web browsing telephones. Previously as a former telecommunications, high technology and mining attorney, Mr. Campbell was responsible for advising on the legal and business affairs of telecommunications, advanced technology and mining transactions. Mr. Campbell was a Director and CEO of Rocketinfo Inc. from June 2004 until April 2006 and was a Director and CEO of NationsRx Inc. from December 2003 until August 2006 both companies reporting on a US Exchange. Mr. Campbell has degrees in both Commerce and Law. He resides in Palm Desert, California.

Earl W. Abbott, age 62 was appointed as a Director in June 2007. Dr. Abbott is a senior geologist with thirty-three years of experience in mineral exploration for large and small companies in the western United States, Alaska, Mexico, China, Africa, and Costa Rica. From 2004 to present Dr. Abbott has been the President, Chief Executive Officer, Secretary, and a Director of Tornado Gold International Corp. and a Director of AAA Energy Inc. from 2004 to present both companies reporting on a US exchange. From 2003 to the present, Dr. Abbott has been the president of Big Bar Gold Corp., and from 2007 to present he has been a Director of Desert Gold Ventures Inc. both companies reporting on a Canadian exchange, and from 1999 to present, Dr. Abbot has served as the president of King Midas Resources Ltd., a private Canadian company he founded which has acquired U.S. and Mexican gold properties. From 1982 to the Present, Dr. Abbott has been self-employed as a geological consultant, in which he manages metallic and industrial mineral projects and exploration programs. From 1988 to 1997, Dr. Abbott was the Vice President and Director the Trio Gold Corp., where he managed gold exploration activities in the U.S., Ghana, and Costa Rica. From 1983 to 1984, he served as a regional geologist for U.S. Minerals Exploration Company, where he conducted a successful gold exploration program in Nevada & Utah. From 1978 to 1982 he was a district geologist for Energy Reserves Group, Inc. where he opened and managed the Reno District exploration office, and managed on more than twenty projects which included geologic mapping, geochemical surveys, and more than 70,000 feet of rotary drilling, along with conducting uranium exploration in Nevada, Wyoming, South Dakota, and Montana. From 1975 to 1985, Dr. Abbott was a senior geologist with Urangesellschaft USA, Inc., where he conceived, managed, and conducted uranium exploration programs in remote terrains in Alaska, and from 1971 to 1975, Dr. Abbot was a project geologist for Continental Oil Company where he supervised uranium exploration rotary drilling programs in Wyoming.

Dr. Abbott is a member of the American Institute of Professional Geologists and is a Certified Professional Geologist, and a past president of the Nevada Section. He is also a member of the Geological Society of Nevada and its past president. Dr. Abbott is also a member of the Society of Mining Engineers of American Institute of Mining, Metallurgical and Petroleum, the Denver Region Exploration Geologists Society and its past president, and a member of the Nevada Petroleum Society, and served as its past president as well. Dr. Abbott earned his Ph.D. in Geology in 1972 and his Master of Arts in Geology, 1971 from Rice University, Houston, Texas. Dr. Abbott earned his Bachelor of Arts degree in Geology in 1965 from San Jose State College, San Jose, California. Dr. Abbott is not an officer or director of any other reporting company. Dr. Abbott resides in Reno Nevada.

At the present time, the Company has not developed a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company maintains that the fact that all major management functions, both executive and financial are centered in one individual, it is not practical to establish a code of ethics at this time.

At present, the Company does not maintain an audit committee, instead the company's Board of Directors is responsible to review all audit matters. The Board of Directors, acting as audit committee, has Stephen Spalding acting as an audit committee financial expert serving on the Board.

ITEM 10 - EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to the executive officers of THE COMPANY by any person for all services rendered in any capacity to THE COMPANY for the present fiscal year.

                                                   Other                     Securities
 Name and                                          Annual      Restricted    Underlying                All Other
 Principal                                        Compen-        Stock        Options/       LTIP       Compen-
 Position          Year     Salary($)    Bonus    sation($)    Award(s)($)     SARs($)     Payouts($)   sation($)
 --------          ----     ---------    -----    ---------    -----------     -------     ----------   ---------
Edward A.          2003      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
Barth,             2004      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
President, CEO     2005      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
                   2006      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
                   2007      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00

Eugene H.          2003      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
Swearengin,        2004      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
Vice-President,    2005      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00
Secretary          2006      $ 0**        0.00      0.00        10,000          0.00         0.00         0.00
                   2007      $ 0*        0.00       0.00          0.00          0.00         0.00         0.00

----------
* Because the Company has not generated any significant revenue Mr. Barth and Mr. Swearengin waived any compensation for their services commencing January 1, 2003 related to the equipment product.
** During the 2006 fiscal year, Mr. Swearengin was granted an option to purchase common shares of the Company in exchange for accrued wages prior to 2003. Mr. Swearengin, in exercising the option in 2006 acquired 100,000 shares of the Company's common stock in exchange for $8,000 of accrued wages and $2,000 of compensation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no securities authorized for issuance under any equity compensation plans. The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock as of June 1, 2007 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

   Name and address             Amount of beneficial
 of beneficial owner                 ownership               Percent of class
 -------------------                 ---------               ----------------
Edward A. Barth                      14,053,706                     22.68%
Director, President and
Chief Executive Officer
5046 East Boulevard NW
Canton, OH 44718

Suzanne I. Barth*
5046 East Boulevard NW
Canton, OH 44718

Arnie Howardson                       3,169,000**                    5.11%
611 N.E. 204th Street
Seattle, Wash 98155

Eugene H. Swearengin                    400,000                      0.64%
Director, Vice President,
Secretary
8022 Amberly Circle NW
North Canton, Ohio, 44720

----------
* Indicates husband and wife. Each individual has a beneficial ownership in their spouse's stock holdings.
**   Indicates shares held by Mr. Howardson and his son beneficially.

Common stock: All Officers and Directors as a group that consist of two individuals, 14,453,760 shares direct representing 23.32% of the total.

The percent of class is based on 61,964,236 shares of common stock issued and outstanding as of August 24, 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Edward A. Barth is the sole promoter of the Company, further, he currently holds a control position in the business, owning a total of 22.68% of the outstanding common stock (directly and beneficially). Prior to January 1, 2003, Mr. Barth was accruing a salary at the rate of $5,000 per month for all services which he rendered to the Company. Since January 1, 2003, Mr. Barth has waived any compensation, until such time as the Company commences to receive sustained revenues. Mr. Barth advanced the Corporation the sum of $1,212.00 in order to pay for incorporation costs. This amount was subsequently repaid to Mr. Barth on January 9, 2002 without interest, from proceeds received out of the $30,000.00 which the Company received in stock subscriptions. In addition, Mr. Barth has advanced the corporation the sum of $20,000 in order to commence the first production run of the Portable Pipe Vise. Since that time, Mr. Barth has advanced various sums to provide the Company with necessary operating funds. To date, the Company has repaid a portion of the amount, however, the full amount remaining outstanding of $26,853 was converted into 53,706 shares during this fiscal year.

Mr. Barth received the 700,000 shares of common stock in the Company in exchange for transferring to the Company the option to purchase the patent rights to the locking pliers. This amount increased to 7,000,000 shares as the result of a stock split which occurred during fiscal year 2005. This amount increased to

28,000,000 shares as the result of a 4 for 1 stock split which occurred during this fiscal year. At the time Mr. Barth purchased the option, the patent had not yet been granted and was in danger of being lost as a result of the inventor's lack of necessary funds to continue the patent process. A portion of the personal funds, which Mr. Barth utilized in the obtaining of the patent option, was utilized to file the necessary documentation with the United States Patent and Trademark Office so that the patent could issue.

With the exception of the above referred to transactions, there are no contractual agreements between Mr. Barth or any other individual, whether a shareholder or not, and the Company.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information concerns the aggregate fees billed for each of the last two fiscal years for professional services rendered by Hobe & Lucas Certified Public Accountants, Inc., the principal accountant for the Company.

                                          2006                2007
                                        -------             -------
     1. Audit Fees                      $12,350             $12,500
     2. Audit-Related Fees                   -0-                 -0-
     3. Tax Fees                        $   500             $   500
     4. All Other Fees*                      -0-                 -0-

----------
* There were no other fees billed to the Company by its principal accountant for the last two fiscal years for any products or services not covered in items 1, 2, 3 or 4 above.

Because the Company has only four directors, none of whom are outside directors, the Company does not maintain a standing audit committee. As such, the Company does not have pre-approval policies and procedures regarding the engagement of an independent auditor for its year-end financial statements. Instead, the engagement of an auditor is approved by the ad hoc audit committee of the Board of Directors prior to the commencement of the audit. The balance of the services described in Items 2 or 3 above were pre-approved by the audit committee, only to the extent that discussions were held with the principal independent accountant for the Company prior to the commencement of any services by the accountant, during which time all services to be performed by the accountant on behalf of the Company were outlined.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               USA Uranium Corp.


                               By: /s/ Edward A. Barth
                                  -----------------------------------------
                                  Edward A. Barth, CEO, CFO, President
                                  and Director

                               Date: August 27, 2007
                                    ---------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By: /s/ Edward A. Barth
                                  -----------------------------------------
                                  Edward A. Barth, CEO, CFO President
                                  and Director

                               Date: August 27, 2007
                                    ---------------------------------------


                               By: /s/ Eugene H. Swearengin
                                  -----------------------------------------
                                  Eugene H. Swearengin, Vice-President,
                                  Secretary and Director

                               Date: August 27, 2007
                                    ---------------------------------------


                               By: /s/ Gary Campbell
                                  -----------------------------------------
                                  Gary Campbell, Director

                               Date: August 27, 2007
                                    ---------------------------------------


                               By: /s/ Earl Abbott
                                  -----------------------------------------
                                  Earl Abbott, Director

                               Date: August 27, 2007
                                    ---------------------------------------