Form 10QSB
period 2007-08-31
USA Uranium Corp.
filed 2007-10-19
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2007

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

                     800-2300 West Sahara Avenue, Las Vegas, Nv.
                    (Address of principal executive officer)

                                 702-664-0039
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 61,964,236

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet

                                                                            August 31,             May 31,
                                                                              2007                  2007
                                                                           -----------           -----------
ASSETS

Current assets:
  Cash in bank                                                             $   120,147           $    19,097
  Accounts Receivable                                                               --                    --
  Due from Lifespan                                                             52,620                60,000
  Prepaid Expense                                                               33,333                    --
  Inventory                                                                     20,876                20,922
                                                                           -----------           -----------
      Total Current Assets                                                     226,976               100,019

Property, plant and equipment

Unpatented Mining Claims                                                     1,611,211             1,464,281
Computer equipment-net of depreciation of $409 at August 31, 2007
 and -0- at May 31, 2007                                                         3,832                 4,044
                                                                           -----------           -----------
      Net Fixed Assets                                                       1,615,043             1,468,325

Other assets:
  Patent-net of amortization of $5,200 at August 31, 2007 and
   $3,959 at May 31,2007                                                         7,499                 7,749
                                                                           -----------           -----------
      Total Other Assets                                                         7,499                 7,749

      Total Assets                                                         $ 1,849,518           $ 1,576,093
                                                                           ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of notes payable                                         $   129,461           $   154,461
  Accounts payable                                                              59,099                53,093
  Accounts payable - stockholder                                                    --                28,553
  Note payable - stockholder                                                        --                18,150
  Accrued interest - stockholder & mining claim notes                           24,753                 2,471
  Accrued royalties                                                                 --                     9
  Accrued warranty                                                                 129                   129
  Other accrued expense                                                         14,000                    --
                                                                           -----------           -----------
      Total Current Liabilities                                                227,442               256,866
                                                                           -----------           -----------

Note payable-unpatented mining claims                                          796,829               796,829

Stockholders' equity (deficiency):
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   61,964,236 and 60,400,000 issued and outstanding respectively                61,964                60,400
  Additional paid-in capital                                                 1,298,954               192,699
  Subscriptions Payable                                                        128,800               692,042
  (Deficit) Accumulated During Development Stage                              (664,471)             (422,743)
                                                                           -----------           -----------
      Total Stockholders' Equity (Deficiency):                                 825,247               522,398
                                                                           -----------           -----------

      Total Liabilities and Stockholders' Equity                           $ 1,849,518           $ 1,576,093
                                                                           ===========           ===========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                              June 20, 2001
                                                       For the Three Months Ended              (Inception)
                                                    ---------------------------------            through
                                                     August 31,            August 31,             May 31,
                                                       2007                  2006                  2007
                                                    -----------           -----------           -----------
Sales - net                                         $       119           $       100           $    13,354

Cost of Sales                                                47                    47                 6,499
                                                    -----------           -----------           -----------

Gross Profit                                                 72                    53                 6,855

Expenses
  General and administrative expenses                   218,853                13,693               634,966
  Depreciation and amortization                             462                   247                 5,609
  Damaged and defective items                                --                    12                 1,135
                                                    -----------           -----------           -----------
                                                        219,315                13,952               641,710
                                                    -----------           -----------           -----------

(Loss) from Operations                                 (219,243)              (13,899)             (634,855)

Other income (loss):
  Miscellaneous income                                       --                    --                    50
  Miscellaneous expense                                      --                    --                  (203)
  Interest expense                                      (22,485)                 (540)              (29,392)
  Bad debts                                                  --                    --                   (71)
                                                    -----------           -----------           -----------
      Total Other Income (Expense)                      (22,485)                 (540)              (29,616)

Net (loss)                                          $  (241,728)          $   (14,439)          $  (664,471)
                                                    ===========           ===========           ===========

Net (loss) per share - basic and fully diluted      $   (0.0039)          $   (0.0002)
                                                    ===========           ===========
Stockholders' Equity:
  Weighted average number of common
   shares outstanding - basic and fully diluted      61,661,519            60,400,000
                                                    ===========           ===========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                               Accumulated
                                                    Issued                                      (Deficit)
                                            Common      Common     Additional                   During the
                                            Stock        Stock      Paid-In     Subscriptions  Development
                                            Shares      Amount $    Capital $     Payable $       Stage $      Total $
                                            ------      --------    ---------     ---------       -------      -------
Issurance of Common Stock
 September, 2001                          28,000,000     28,000       (26,101)                         --        1,899
Issuance of Common Stock
 December 2001, net
 of issuance costs of $2,500              12,000,000     12,000        15,500                          --       27,500
Net (Loss) - May 31, 2002                                                                         (77,629)     (77,629)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2002                   40,000,000     40,000       (10,601)           --       (77,629)     (48,230)
                                          ==========     ======     =========      ========      ========     ========
Net (Loss) for the year ended
 May 31, 2003                                                                                     (86,067)     (86,067)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2003                   40,000,000     40,000       (10,601)           --      (163,696)    (134,297)
                                          ==========     ======     =========      ========      ========     ========
Issuance of Common Stock
 November, 2003                           20,000,000     20,000        80,000                          --      100,000
Net (Loss) for the year ended
 May 31, 2004                                                                                     (52,252)     (52,252)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2004                   60,000,000     60,000        69,399            --      (215,948)     (86,549)
                                          ==========     ======     =========      ========      ========     ========
Forgiveness of debt by Shareholders
 November, 2004                                   --         --        96,700                          --       96,700
Net (Loss) for the year ended
 May 31, 2005                                                                                     (41,108)     (41,108)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2005                   60,000,000     60,000       166,099            --      (257,056)     (30,957)
                                          ==========     ======     =========      ========      ========     ========
Issuance of Common Stock
 February, 2006                              400,000        400         9,600                          --       10,000
Forgiveness of debt by Shareholder
 February, 2006                                   --         --        17,000                          --       17,000
Net (Loss) for the year ended
 May 31, 2006                                                                                     (40,567)     (40,567)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2006                   60,400,000     60,400       192,699            --      (297,623)     (44,524)
                                          ==========     ======     =========      ========      ========     ========
Subscriptions payable for cash,
 May, 2007                                        --         --            --       232,042            --      232,042
Subscriptions payable for partial payment
 on notes for mining claims, May, 2007            --         --            --       460,000            --      460,000
Net (Loss) for the year ended
 May 31, 2007                                     --         --            --      (125,120)     (125,120)    (124,491)
                                          ----------     ------     ---------      --------      --------     --------
Balance at May 31, 2007                   60,400,000     60,400       192,699       692,042      (422,743)     522,398
                                          ==========     ======     =========      ========      ========     ========
Issuance of common stock for
 subscriptions payable, July, 2007           464,082        464       231,578      (232,042)                        --
Issuance of common stock for
 subcriptions payable, July, 2007            400,000        400       459,600      (460,000)                        --
Issurance of common stock for cash
 July, 2007                                  550,000        550       384,450                                  385,000
Issuance of common stock for
 commissions, July, 2007                      55,000         55        38,445                                   38,500
Issuance of common stock for
 debt, July, 2007                             95,154         95        47,482                                   47,577
Subscriptions payable for cash,
 August, 2007                                                                       112,000                    112,000
Subscriptions payable for commissions,
 August, 2007                                                                        16,800                     16,800
Offering costs                                                        (55,300)                                 (55,300)
Net (Loss) for period ended
 August 31, 2007                                                                                 (241,728)    (241,728)
                                          ----------     ------     ---------      --------      --------     --------
Balance at August 31, 2007                61,964,236     61,964     1,298,954       128,800      (664,471)     825,247
                                          ==========     ======     =========      ========      ========     ========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                           June 20, 2001
                                                                   For the Three       For the Three        (Inception)
                                                                   Months Ended        Months Ended           through
                                                                     August 31,          August 31,          August 31,
                                                                       2007                2006                2007
                                                                     ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                         $(241,728)          $ (14,439)          $(664,471)
  Adjustments to reconcile net (loss) to cash
   provided (used) by operating activities:
     Depreciation and amortization expense                                 462                 247               5,609
     Compensation related to stock issuance                                 --                  --               2,000
     Decrease (Increase) in accounts receivable                             --                 178                  --
     Prepaid expenses                                                  (33,333)                 --             (33,333)
     Due from Lifespan                                                   7,380             (52,620)
     Decrease (Increase) in inventory                                       47                  70             (20,876)
     Interest capitalized                                                   --                  --               3,305
     (Decrease) Increase in accounts payable                             5,827               6,167              58,920
     (Decrease) Increase in accrued wages and director fees                 --                  --             119,201
     (Decrease) Increase in accrued interest                            22,485                 445              24,956
     (Decrease) Increase in accrued rent                                    --                  --               2,500
     (Decrease) Increase in stockholders payable                         2,550               1,399              31,103
     Shares issued for stockholder payable and loans                        --                  --                  --
     Increase (decrease) in accrued royalties                               (9)                  1                  --
     Increase (Decrease) in accrued warranty                                --                   3                 129
     Increase (Decrease) in other accrued expense                       14,000                  --              14,000
                                                                     ---------           ---------           ---------
Net cash (used) by operating activities                               (222,319)             (5,929)           (509,577)
                                                                     ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Unpatented mining claims                                            (171,931)                 --            (226,931)
  Purchase of computer equipment                                            --                  --              (4,241)
  Purchase of patent                                                        --                  --             (10,800)
                                                                     ---------           ---------           ---------
Net cash provided by investing activities                             (171,931)                 --            (241,972)
                                                                     ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Shareholder                                                    --               5,900              28,950
  Repayment of loans - stockholders                                     (1,700)                 --             (13,796)
  Proceeds from issuance costs of $2,500                                    --                  --             127,500
  Proceeds from subscriptions payable                                  112,000                  --             344,042
  Proceeds from issuance of stock                                      385,000                  --             385,000
  Contributed capital                                                       --                  --                  --
                                                                     ---------           ---------           ---------
Net cash provided by financing activities                              495,300               5,900             871,696
                                                                     ---------           ---------           ---------

Net (decrease) in cash                                                 101,050                 (29)            120,147
Cash and equivalents - beginning                                        19,097                  54                  --
                                                                     ---------           ---------           ---------
Cash and equivalents - ending                                        $ 120,147           $      25           $ 120,147
                                                                     =========           =========           =========
Cash Paid For:
  Interest                                                           $      --           $      --           $      --
                                                                     =========           =========           =========
  Income Taxes                                                       $      --           $      --           $      --
                                                                     =========           =========           =========
Non-cash Activities:
  Stock issued for syndication costs                                 $  38,500           $      --           $  38,500
  Stock issued for stockholder payable and loans                        47,577                  --              47,577
  Stock issued for mining claims                                        46,000                  --              46,000
  Forgiveness of debt by stockholders                                       --                  --              96,700
                                                                     =========           =========           =========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                        Notes to the Financial Statements
                                 August 31, 2007


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the USA Uranium Corp's Form 10-KSB filing for the year ended May 31, 2007.

NOTE B - DEVELOPMENT STAGE COMPANY

     USA Uranium Corp. (formerly Trilliant, Inc.) (Hereinafter referred to as the "Company") was incorporated in the state of Nevada on June 20, 2001. It was primarily engaged in the development and marketing of new products on which it holds the patent. Realization of a major portion of its assets is dependent upon the Company's ability to successfully develop and market the products, meet its future financing requirements, and the success of future operations. It is now primarily engaged in uranium mining. These factors raise substantial doubt about the Company's ability to continue as a going concern.



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

     USA Uranium Corp. a developmental stage company that has received revenues of approximately $119 during the three-month period ending August 31, 2007. USA Uranium has received no significant revenues since its inception. As of August 31, 2007, USA Uranium Corp. has cash assets of $120,147 and accounts receivable of nil. The inventory of the company is $20,876.

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

     The shares of USA Uranium Corp. are currently listed on the OTC Bulletin Board, under the symbol USAU.

     Over the past three months, USA Uranium Corp. has sustained operating losses in the amount of $219,243. As of August 31, 2007, USA Uranium Corp. has total current liabilities of $227,442.

     There are no off balance sheet arrangements involving USA Uranium Corp. at this time.

ITEM 3 - CONTROLS AND PROCEDURES

     The management of USA Uranium Corp. recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting for USA Uranium Corp. Due to the small size of USA Uranium Corp., the company's Chief Executive Officer and Chief Operating Officer is aware of all matters pertaining to the operations of USA Uranium, Corp. and has reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year are adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     To the best of its knowledge, management of USA Uranium Corp. is not aware of any legal proceedings in which USA Uranium Corp. is currently involved.

ITEM 2 - CHANGES IN SECURITY

     There are no changes in security since the last annual statement for the year ending May 31, 2007.

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

                                  USA URANIUM CORP.


Date: October 19th, 2007          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer



Date: October 19th, 2007          By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer