Form 10QSB
period 2007-11-30
USA Uranium Corp.
filed 2008-01-18
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 67,598,736

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                          November 30,            May 31,
                                                                             2007                  2007
                                                                          -----------           -----------
ASSETS

Current assets:
  Cash in bank                                                            $   136,812           $    19,097
  Accounts Receivable                                                              --                    --
  Due from Lifespan                                                            58,620                60,000
  Prepaid Expense                                                              23,333                    --
  Inventory                                                                    20,876                20,922
                                                                          -----------           -----------
      Total Current Assets                                                    239,641               100,019

Property, plant and equipment
  Unpatented Mining Claims                                                  1,464,281             1,464,281
  Computer equipment - net of depreciation of $621 at
   November 30, 2007 and $197 at May 31, 2007                                   3,620                 4,044
                                                                          -----------           -----------
      Net Fixed Assets                                                      1,467,901             1,468,325

Other assets:
  Assets of Joint Venture - Unpatented Mining Claims                        2,560,000                    --
  Patent - net of amortization of $5,450 at November 30, 2007
   and $3,959 at May 31,2007                                                    7,249                 7,749
                                                                          -----------           -----------
      Total Other Assets                                                    2,567,249                 7,749
                                                                          -----------           -----------

      Total Assets                                                        $ 4,274,791           $ 1,576,093
                                                                          ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of notes payable                                        $   207,404           $   154,461
  Accounts payable                                                            120,141                53,093
  Accounts payable - stockholder                                                   --                28,553
  Note payable - stockholder                                                       --                18,150
  Accrued interest - stockholder & mining claim notes                          41,139                 2,471
  Accrued royalties                                                                --                     9
  Accrued warranty                                                                129                   129
  Other accrued expense                                                            --                    --
                                                                          -----------           -----------
      Total Current Liabilities                                               368,813               256,866
                                                                          -----------           -----------

Note payable-unpatented mining claims                                         680,035               796,829

Stockholders' equity:
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   62,286,236 and 60,400,000 issued and outstanding respectively               62,286                60,400
  Additional paid-in capital                                                1,427,432               192,699
  Subscriptions Payable                                                     2,145,000               692,042
  Minority Interest in Joint Venture                                          640,000                    --
  (Deficit) Accumulated During Development Stage                           (1,048,775)             (422,743)
                                                                          -----------           -----------
      Total Stockholders' Equity:                                           3,225,943               522,398
                                                                          -----------           -----------

      Total Liabilities and Stockholders' Equity                          $ 4,274,791           $ 1,576,093
                                                                          ===========           ===========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                                                     June 20, 2001
                                                   For the Three Months Ended          For the Six Months Ended       (Inception)
                                                   ----------------------------      ---------------------------        through
                                                   November 30,    November 30,      November 30,    November 30,     November 30,
                                                      2007            2006              2007            2006             2007
                                                   -----------     -----------       -----------     -----------      -----------
Sales - net                                        $        --     $       219       $       119     $       319      $    13,354

Cost of Sales                                               --             141                47             186            6,499
                                                   -----------     -----------       -----------     -----------      -----------

Gross Profit                                                --              78                72             133            6,855

Expenses
  General and administrative expenses                  365,919           6,925           584,772          20,620        1,000,885
  Depreciation and amortization                            462             248               924             495            6,071
  Damaged and defective items                               --              --                --              12            1,135
                                                   -----------     -----------       -----------     -----------      -----------
                                                       366,381           7,173           585,696          21,127        1,008,091
                                                   -----------     -----------       -----------     -----------      -----------

(Loss) from Operations                                (366,381)         (7,095)         (585,624)        (20,994)      (1,001,236)

Other income (loss):
  Miscellaneous income                                      --              --                --              --               50
  Miscellaneous expense                                     --              --                --              --             (203)
  Interest expense                                     (17,923)           (453)          (40,408)           (993)         (47,315)
  Bad debts                                                 --              --                --              --              (71)
                                                   -----------     -----------       -----------     -----------      -----------
      Total Other Income (Expense)                     (17,923)           (453)          (40,408)           (993)         (47,539)

Net (loss)                                         $  (384,304)    $    (7,548)      $  (626,032)    $   (21,987)     $(1,048,775)
                                                   ===========     ===========       ===========     ===========      ===========

Net (loss) per share - basic and fully diluted     $   (0.0062)    $   (0.0001)      $   (0.0101)    $   (0.0004)
                                                   ===========     ===========       ===========     ===========
Stockholders' Equity:
  Weighted average number of common
   shares outstanding - basic and fully diluted     62,229,621      59,743,478        61,944,018      60,400,000
                                                   ===========     ===========       ===========     ===========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity

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
                                          ==========     ======     =========      ========      ========     ========

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity

                                                                                                           Accumulated
                                                Issued                                        Minority      (Deficit)
                                          Common      Common     Additional                   Interest      During the
                                          Stock        Stock      Paid-In     Subscriptions   in Joint     Development
                                          Shares      Amount $    Capital $     Payable $     Ventures $      Stage $    Total $
                                          ------      --------    ---------     ---------     ----------      -------    -------

Subscriptions payable for cash,
 September, 2007                                                                   25,000                                 25,000
Issuance of common stock for
 subscriptions payable, September 2007     322,000        322       128,478      (128,800)                                    --
Subscriptions payable for Mining Claims
 Joint Venture, September, 2007                                                 1,920,000                              1,920,000
Minority Interest in Joint Venture
 September, 2007                                                                               640,000                   640,000
Subscriptions payable for cash,
 November, 2007                                                                   200,000                                200,000
Net (Loss) for three months ended
 November 30, 2007                                                                                         (384,304)    (384,304)
                                        ----------     ------     ---------     ---------     --------   ----------    ---------
Balance at November 30, 2007            62,286,236     62,286     1,427,432     2,145,000      640,000   (1,048,775)   3,225,943
                                        ==========     ======     =========     =========     ========   ==========    =========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp
                           (Formerly Trilliant, Inc.)
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                          June 20, 2001
                                                               For the Six           For the Six           (Inception)
                                                               Months Ended          Months Ended            through
                                                               November 30,          November 30,          November 30,
                                                                  2007                  2006                  2007
                                                               -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                   $  (626,032)          $   (21,987)          $(1,048,775)
  Adjustments to reconcile net (loss) to cash
   provided (used) by operating activities:
     Depreciation and amortization expense                             924                   495                 6,071
     Compensation related to stock issuance                             --                    --                 2,000
     Decrease (Increase) in accounts receivable                         --                    --                    --
     Prepaid expenses                                              (23,333)                   (1)              (23,333)
     Due from Lifespan                                               1,380                    --               (58,620)
     Decrease (Increase) in inventory                                   47                   222               (20,876)
     Interest capitalized                                               --                    --                 3,305
     (Decrease) Increase in accounts payable                        69,030                 8,382               122,123
     (Decrease) Increase in accrued wages and director fees             --                    --               119,201
     (Decrease) Increase in accrued interest                        40,408                   899                42,879
     (Decrease) Increase in accrued rent                                --                    --                 2,500
     (Decrease) Increase in stockholders payable                    (1,700)                6,100                26,853
     (Decrease) Increase in accrued taxes                               --                    --                    --
     Shares issued for stockholder payable and loans                    --                    --                    --
     Increase (decrease) in accrued royalties                           (9)                   (2)                   --
     Increase (Decrease) in accrued warranty                            --                    (5)                  129
     Increase (Decrease) in other accrued expense                       --                    --                    --
                                                               -----------           -----------           -----------
Net cash (used) by operating activities                           (539,285)               (5,897)             (826,543)
                                                               -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Unpatented mining claims                                         (65,000)                   --              (120,000)
  Purchase of computer equipment                                        --                    --                (4,241)
  Purchase of patent                                                    --                    --               (10,800)
                                                               -----------           -----------           -----------
Net cash provided by investing activities                          (65,000)                   --              (135,041)
                                                               -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Shareholder                                                --                 5,900                28,950
  Repayment of loans - stockholders                                     --                    --               (12,096)
  Proceeds from issuance costs of $2,500                                --                    --               127,500
  Proceeds from subscriptions payable                              337,000                    --               569,042
  Proceeds from issuance of stock                                  385,000                    --               385,000
  Contributed capital                                                   --                    --                    --
                                                               -----------           -----------           -----------
Net cash provided by financing activities                          722,000                 5,900             1,098,396
                                                               -----------           -----------           -----------

Net (decrease) in cash                                             117,715                     3               136,812
Cash and equivalents - beginning                                    19,097                    54                    --
                                                               -----------           -----------           -----------
Cash and equivalents - ending                                  $   136,812           $        57           $   136,812
                                                               ===========           ===========           ===========
Cash Paid For:
  Interest                                                     $        --           $        --           $        --
                                                               ===========           ===========           ===========
  Income Taxes                                                 $        --           $        --           $        --
                                                               ===========           ===========           ===========
Non-cash Activities:
  Stock issued for syndication costs                           $    38,500           $        --           $    38,500
  Stock issued for stockholder payable and loans                    47,577                    --                47,577
  Stock issued for mining claims                                    46,000                    --                46,000
  Joint venture assets                                           2,560,000                    --             2,560,000
  Forgiveness of debt by stockholders                                   --                    --                96,700
                                                               ===========           ===========           ===========

   The accompanying Notes are an integral part of these financial statements

                                USA Uranium Corp.
                           (Formerly Trilliant, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                        Notes to the Financial Statements
                                November 30, 2007

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

NOTE B - EXPLORATION STAGE COMPANY

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

USA Uranium Corp. (USA Uranium) a exploration stage company that has received no revenues of during the three-month period ending November 30, 2007. USA Uranium has received no significant revenues since its inception. As of November 30, 2007, USA Uranium has cash assets of $136,812, total current assets of $239,641 and total assets of $4,274,791. The inventory of the company is $20,876. The accumulated deficit at November 30, 2007 is $1,048,775.

From its inception in June, 2001 until 2006 the Company was engaged in the development, marketing and sales of an industrial tool, which is being marketed as the "Portable Pipe Vise". During 2006, the Company determined that it wished to change the primary focus of its business operations to the mineral exploration business with a focus on diamonds. During early 2007, the Company changed the focus of its business operations to the exploration for economic reserves of uranium in the United States, concentrating in the State of Utah and the "Four Corners" area, where the states of Utah, Arizona, Colorado and New Mexico intersect and in areas where environmentally appropriate exploration and mining could be conducted..

The shares of USA Uranium are currently listed on the OTC Bulletin Board, under the symbol USAU.

Over the past three months, USA Uranium has sustained operating losses in the amount of $384,304. As of November 30, 2007, USA Uranium has total current liabilities of $368,813.

There are no off balance sheet arrangements involving USA Uranium at this time.

ITEM 3 - CONTROLS AND PROCEDURES

The management of USA Uranium recognizes its responsibility for establishing and maintaining adequate internal controls over financial reporting for USA Uranium. Due to the small size of USA Uranium, the company's Chief Executive Officer and Chief Operating Officer is aware of all matters pertaining to the operations of USA Uranium, Corp. and has reviewed all aspects of the financial information included in the company's financial reporting. At the present time, management is of the opinion that the company's internal controls over financial reporting for the past fiscal year are adequate. However, management has identified a material weakness in its procedures in that the small size of management causes a lack of segregation of duties and limits management's ability to recognize potential inadequacies of the internal controls over the financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

To the best of its knowledge, management of USA Uranium is not aware of any legal proceedings in which USA Uranium is currently involved.

ITEM 2 - CHANGES IN SECURITY

There are no changes in security since the last annual statement for the year ending May 31, 2007.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There are no defaults upon any senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

a) On September 7, 2007, we entered into a joint venture agreement with Lifespan Inc. to explore, develop and mine the La Sal West property located in the La Sal Quadrangle, San Juan County, Utah consisting of 111 unpatented Mining Claims covering an area of approximately 2200 square miles. Under the agreement, we have sole and exclusive rights from Lifespan Inc. to acquire a 75% joint venture interest in the La Sal West property in consideration of our completing a phase one work program on the La Sal West property. The first expenditures for the phase one work program must be completed prior to payment being made for the interest. The Company completed the phase one work program as agreed and issued to Lifespan Inc. 4,000,000 shares pursuant to the joint venture agreement The agreement was effective September 7th 2007.

b) On December 1st, 2007 the Company entered into a consulting agreement with Uptick Capital Ltd. for strategic business and consulting services related to the mining industry. The terms of the contract require the Company to issue to Uptick 1,500,000 shares for one year of services. The shares are to be issued 750,000 upon execution and 750,000 after six months of services.

c) On January 15th, 2008 Mr. Stephen Spalding of Mill Valley, California formally joined the Board of Directors of the Company and was appointed to the position of President working under Mr. Edward Barth the CEO. Also at that time, Mr. Eric Smith of San Ramon, California was appointed to the position of Vice President Corporate Finance.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A. The following are filed as Exhibits to this quarter of the report. The numbers refer to the exhibit table of Item 601 of regulation S-K: Reference is hereby made to the exhibits contained in the registration statement (Form SB-2) filed by E & S Holdings, Inc.

Exhibit 10.1 - Joint Venture Agreement regarding the La Sal West Project dated
               September 7th, 2007
Exhibit 10.2 - Uptick Capital Ltd Consulting Agreement dated November 30th, 2007
Exhibit 31   - Rule 13a-14(a)/15d-14(a) - Certification
Exhibit 32   - Section 1350 - Certification

B. Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 USA URANIUM CORP.


Date: January 18th, 2008         By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Financial Officer


Date: January 18th, 2008         By: /s/ Edward A. Barth
                                    --------------------------------------------
                                    Edward A. Barth, Principal Executive Officer