Form 10QSB
period 2008-02-29
USA Uranium Corp.
filed 2008-04-21
CIK 1161135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 29, 2008

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                USA Uranium Corp
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                            Unaudited Balance Sheets

                                                                     February 29,            May 31,
                                                                        2008                  2007
                                                                     -----------           -----------
                                                                                            (Audited)
                             ASSETS
Current Assets
  Cash and Cash Equivalents                                         $     2,059           $    19,097
  Accounts Receivable                                                        59                    --
  Inventory                                                              20,848                    --
  Prepaid Expenses                                                       13,333                20,922
                                                                    -----------           -----------
      Total Current Assets                                               36,299                40,019
                                                                    -----------           -----------
Fixed Assets
  Unpatented Mining Claims                                            1,464,281             1,464,281
  Property and Equipment, net                                             3,982                 4,044
                                                                    -----------           -----------
      Total Fixed Assets                                              1,468,263             1,468,325
                                                                    -----------           -----------
Other Assets
  Joint Venture Assets                                                2,560,000                    --
  Due from Lifespan                                                      94,470                60,000
  Patent, net                                                             6,999                 7,749
                                                                    -----------           -----------
      Total Other Assets                                              2,661,469                67,749
                                                                    -----------           -----------

Total Assets                                                        $ 4,166,031           $ 1,576,093
                                                                    -----------           -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                                                  $   151,493           $    53,093
  Current Portion-Unpatented Mining Claims                               90,608               154,461
  Accounts Payable - Stockholder                                             --                28,553
  Note Payable - stockholder                                                 --                18,150
  Accrued Interest - Stockholder & Mining Claim notes                    62,825                 2,471
  Accrued Royalties                                                           3                     9
  Accrued Warranty                                                          131                   129
                                                                    -----------           -----------
      Total Current Liabilities                                         305,060               256,866
                                                                    -----------           -----------

Note Payable-Unpatented Mining Claims                                   796,829               796,829
                                                                    -----------           -----------

      Total Liabilities                                               1,101,889             1,053,695
                                                                    -----------           -----------
Stockholders' Equity
  Common Stock, authorized 100,000,000 shares, par value $0.001, issued and outstanding on February 29, 2008 and May 31, 2007
   is 67,598,736 and 60,400,000 respectively                             67,599                60,400
  Additional Paid-in Capital                                          4,024,620               192,699
  Subscriptions (Receivable)/Cash Receipts                                   --               692,042
  Minority Interest in Joint Venture                                    640,000
  Prepaid Expense - Stock Related                                      (228,750)                   --
  Accumulated Deficit during Exploration Stage                       (1,439,327)             (422,743)
                                                                    -----------           -----------
      Total Stockholders' Equity                                      3,064,142               522,398
                                                                    -----------           -----------

Total Liabilities and Stockholders' Equity                          $ 4,166,031           $ 1,576,093
                                                                    ===========           ===========

        The accompanying notes are an integral part of these statements

                                USA Uranium Corp
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                       Unaudited Statements of Operations

                                              Nine Months                         Three Months                June 20, 2001
                                         Ended February 29 & 28,             Ended February 29 & 28,         (Inception) to
                                      ------------------------------      ------------------------------       February 29,
                                          2008              2007              2008              2007              2008
                                      ------------      ------------      ------------      ------------      ------------
Sales - Net                           $        179      $        627      $         60      $        328      $     13,414

Cost of Goods Sold                              75               463                28               268             6,527
                                      ------------      ------------      ------------      ------------      ------------

Gross Profit                                   104               164                32                60             6,887

Operating Expenses
  Depreciation and Amortization              1,386               742               462               247             6,533
  General and Administrative               366,553            32,914            55,235            12,311           783,801
  Consulting                               328,890                --           268,724                --           328,890
  Exploration and Development              148,886                --            13,800                --           148,886
  Investor Relations                       108,635                --            30,434                --           108,635
                                      ------------      ------------      ------------      ------------      ------------

      Total Expenses                       954,350            33,656           368,655            12,558         1,376,745
                                      ------------      ------------      ------------      ------------      ------------

(Loss) from Operations                    (954,246)          (33,492)         (368,623)          (12,498)       (1,369,858)

Other Income (Loss)
  Miscellaneous Income                          --                21                --                21                50
  Miscellaneous Expense                         --                --                --                --              (203)
  Interest Expense                         (62,338)           (1,447)          (21,930)             (454)          (69,245)
  Bad Debts                                     --                --                --                --               (71)
                                      ------------      ------------      ------------      ------------      ------------

      Total Other Income (Loss)            (62,338)           (1,426)          (21,930)             (433)          (69,469)
                                      ------------      ------------      ------------      ------------      ------------

Net Income                            $ (1,016,584)     $    (34,918)     $   (390,553)     $    (12,931)     $ (1,439,327)
                                      ============      ============      ============      ============      ============

Basic and Diluted(Loss) per Share     $      (0.02)     $      (0.00)     $      (0.01)     $      (0.00)
                                      ------------      ------------      ------------      ------------
Weighted Average Number of Shares       65,138,241        60,400,000        65,138,241        60,400,000
                                      ------------      ------------      ------------      ------------

        The accompanying notes are an integral part of these statements

                                USA Uranium Corp
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                  Unaudited Statement of Stockholders' Equity

                     (Inception 20-Jun-2001 to 29-Feb-2008

                                                                                                        Prepaid
                                        Price          Common Stock                        Stock        Expense
                                         Per        -------------------     Paid in    Subscriptions     Stock
                                        Share       Shares       Amount     Capital     (Receivable)    Related
                                        -----       ------       ------     -------     ------------    -------
BALANCE, JUNE 20, 2001 (INCEPTION)                        --    $    --    $       --     $      --    $      --
Common Stock Issued to Founders
 for September 2001                     $0.000    28,000,000     28,000       (26,101)           --           --
Common Stock Issued for Cash
 December 2001, net of $2,500
 issue costs                            $0.002    12,000,000     12,000        15,500            --           --
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------
BALANCE, MAY 31, 2002                             40,000,000     40,000       (10,601)           --           --

Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, MAY 31, 2003                             40,000,000     40,000       (10,601)           --           --
Common Stock Issued for Cash
 November 2003                          $0.005    20,000,000     20,000        80,000            --           --
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, MAY 31, 2004                             60,000,000     60,000        69,399            --           --
Forgiveness of debt -
 Contributed Capital                                                           96,700            --           --
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, MAY 31, 2005                             60,000,000     60,000       166,099            --           --
Common Stock Issued for Cash
 February, 2006                         $0.025       400,000        400         9,600            --           --
Forgiveness of debt -
 Contributed Capital                                                           17,000            --           --
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, MAY 31, 2006                             60,400,000     60,400       192,699            --           --
Prepaid Subscriptions of Cash,
 May, 2007                                                --         --            --       232,042           --
Prepaid Subscriptions of
 acquisition of mining claims,
 May, 2007                                                --         --            --       460,000           --
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, MAY 31, 2007                             60,400,000     60,400       192,699       692,042           --
Common Stock Issued for Prepaid
 Subscriptions, July, 2007              $ 0.50       464,082        464       231,578      (232,042)          --
Common Stock Issued for Prepaid
 Subscriptions, July, 2007              $ 1.15       400,000        400       459,600      (460,000)          --
Common Stock Issued for Cash
 July, 2007                             $ 0.70       550,000        550       384,450            --           --
Common Stock Issued for Commissions
 July, 2007                             $ 0.70        55,000         55        38,445            --           --
Offering Costs                                            --         --       (55,300)           --           --
Common Stock Issued for Conversion
 of Debt, July, 2007                    $ 0.50        95,154         95        47,482            --           --
Common Stock Issued for Cash
 September 2007                         $ 0.40       322,000        322       128,478            --           --
Prepaid Subscriptions of Cash
 Sept, 2007                                 --            --         --            --        25,000           --

                                                        (Deficit)
                                        Minority       Accumulated
                                        Interest         During
                                        In Joint       Exploration           Total
                                        Ventures          Stage             Equity
                                        --------          -----             ------
BALANCE, JUNE 20, 2001 (INCEPTION)      $     --       $        --       $        --
Common Stock Issued to Founders
 for September 2001                           --                --             1,899
Common Stock Issued for Cash
 December 2001, net of $2,500
 issue costs                                  --                --            27,500
Net (Loss)                                                 (77,629)          (77,629)
                                        --------       -----------       -----------
BALANCE, MAY 31, 2002                         --           (77,629)          (48,230)

Net (Loss)                                                 (86,067)          (86,067)
                                        --------       -----------       -----------

BALANCE, MAY 31, 2003                         --          (163,696)         (134,297)
Common Stock Issued for Cash
 November 2003                                --                --           100,000
Net (Loss)                                                 (52,252)          (52,252)
                                        --------       -----------       -----------

BALANCE, MAY 31, 2004                         --          (215,948)          (86,549)
Forgiveness of debt -
 Contributed Capital                          --                --            96,700
Net (Loss)                                                 (41,108)          (41,108)
                                        --------       -----------       -----------

BALANCE, MAY 31, 2005                         --          (257,056)          (30,957)
Common Stock Issued for Cash
 February, 2006                               --                --            10,000
Forgiveness of debt -
 Contributed Capital                          --                --            17,000
Net (Loss)                                                 (40,567)          (40,567)
                                        --------       -----------       -----------

BALANCE, MAY 31, 2006                         --          (297,623)          (44,524)
Prepaid Subscriptions of Cash,
 May, 2007                                    --                --           232,042
Prepaid Subscriptions of
 acquisition of mining claims,
 May, 2007                                    --                --           460,000
Net (Loss)                                                (125,120)         (125,120)
                                        --------       -----------       -----------

BALANCE, MAY 31, 2007                         --          (422,743)          522,398
Common Stock Issued for Prepaid
 Subscriptions, July, 2007                    --                --                --
Common Stock Issued for Prepaid
 Subscriptions, July, 2007                    --                --                --
Common Stock Issued for Cash
 July, 2007                                   --                --           385,000
Common Stock Issued for Commissions
 July, 2007                                   --                --            38,500
Offering Costs                                --                --           (55,300)
Common Stock Issued for Conversion
 of Debt, July, 2007                          --                --            47,577
Common Stock Issued for Cash
 September 2007                               --                --           128,800
Prepaid Subscriptions of Cash
 Sept, 2007                                   --                --            25,000

                                USA Uranium Corp
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                  Unaudited Statement of Stockholders' Equity

                     (Inception 20-Jun-2001 to 29-Feb-2008

                                                                                                        Prepaid
                                        Price          Common Stock                        Stock        Expense
                                         Per        -------------------     Paid in    Subscriptions     Stock
                                        Share       Shares       Amount     Capital     (Receivable)    Related
                                        -----       ------       ------     -------     ------------    -------
Common Stock Issued for Mining Claims
 In Joint Venture, September 2007       $ 0.48     4,000,000      4,000     1,916,000            --           --
Minority Interest in Joint Venture
 September 2007                             --            --         --            --            --           --
Common Shares Issued for Prepaid
 Consulting, November 2007              $ 0.61       750,000        750       456,750            --     (457,500)
Common Stock Issued for Cash
 December, 2007                         $ 0.36       562,500        563       224,438       (25,000)          --
Amortization of Prepaid Consulting          --            --         --            --            --      228,750
Net (Loss)
                                                 -----------    -------    ----------     ---------    ---------

BALANCE, FEBRUARY 29, 2008                        67,598,736    $67,599    $4,024,620     $      --    $(228,750)
                                                 ===========    =======    ==========     =========    =========

                                                        (Deficit)
                                        Minority       Accumulated
                                        Interest         During
                                        In Joint       Exploration           Total
                                        Ventures          Stage             Equity
                                        --------          -----             ------
Common Stock Issued for Mining Claims
 In Joint Venture, September 2007             --                --         1,920,000
Minority Interest in Joint Venture
 September 2007                          640,000                --
Common Shares Issued for Prepaid
 Consulting, November 2007                    --                --                --
Common Stock Issued for Cash
 December, 2007                               --                --           200,001
Amortization of Prepaid Consulting            --                --           228,750
Net (Loss)                                              (1,016,584)       (1,016,584)
                                        --------       -----------       -----------

BALANCE, FEBRUARY 29, 2008              $640,000       $(1,439,327)      $ 2,424,142
                                        ========       ===========       ===========

On September 19,2005 the Company executed a 10:1 forward stock split which has been retroactively applied to these statements.

On December 28, 2006 the Company executed a 4:1 forward stock split which has been retroactively applied to these statements.

        The accompanying notes are an integral part of these statements

                                USA Uranium Corp
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                       Unaudited Statements of Cash Flows

                                                               Nine Months                   Three Months           June 20, 2001
                                                         Ended February 29 & 28,        Ended February 29 & 28,    (Inception) to
                                                      ---------------------------    ---------------------------     February 29,
                                                         2008            2007           2008            2007            2008
                                                      -----------     -----------    -----------     -----------     -----------
Operating Activities
  Net Loss                                            $(1,016,584)    $   (34,918)   $  (390,553)    $   (12,931)    $(1,439,327)
  Adjustments to reconcile Net Loss
    Depreciation and Amortization                           1,386             742            924             247           6,533
    Stock Issued for Service and  Conversion of Debt       86,077              --             --              --          86,077
    Contributed Capital                                        --              --             --              --          58,400
  Changes in Operating Assets and Liabilities
    (Increase)/Decrease in Accounts Receivable                (59)          6,080            (59)           (169)            (59)
    (Increase)/Decrease in Inventory                      (20,848)            512             28             291         (20,848)
    (Increase)/Decrease in Prepaid Expenses                 7,589              --         10,000              --         (13,333)
    Increase/(Decrease) in Accounts Payable                69,847          11,381         31,351           3,148         151,493
    Increase/(Decrease) in Accrued Liabilities             42,200           1,360         21,691             468          62,959
                                                      -----------     -----------    -----------     -----------     -----------

        Net Cash (Used) by Operating Activities          (830,392)        (14,843)      (326,618)         (8,946)     (1,108,105)
                                                      -----------     -----------    -----------     -----------     -----------
Investment Activities
  Acquisition of Unpatented Mining Claims                      --              --             --              --      (1,004,281)
  Investment in Patent                                         --              --             --              --         (12,699)
  Advances to Lifespan                                    (34,470)             --        (35,850)             --         (94,470)
  Purchase of Equipment                                      (574)             --         (1,036)             --          (4,815)
                                                      -----------     -----------    -----------     -----------     -----------

        Net Cash (Used) by Investment Activities          (35,044)             --        (36,886)             --      (1,116,265)
                                                      -----------     -----------    -----------     -----------     -----------
Financing Activities
  Loans / (Repayments)                                    (63,853)         15,900             --          10,000              --
  Prepaid Consulting - Stock Related                      228,750              --        228,750              --         228,750
  Notes Payable - Mining Properties                            --              --             --              --         887,437
  Proceeds from the Sale of Stock                         683,501              --             --              --       1,110,242
                                                      -----------     -----------    -----------     -----------     -----------

        Net Cash Provided by Financing Activities         848,398          15,900        228,750          10,000       2,226,429
                                                      -----------     -----------    -----------     -----------     -----------

Net Increase / (Decrease) in Cash                         (17,038)          1,057       (134,754)          1,054           2,059
Cash, Beginning of Period                                  19,097              54        136,812              57              --
                                                      -----------     -----------    -----------     -----------     -----------
Cash, End of Period                                   $     2,059     $     1,111    $     2,058     $     1,111     $     2,059
                                                      ===========     ===========    ===========     ===========     ===========
Cash Paid For:
      Interest                                        $    62,338     $        --    $        --     $        --     $    62,338
                                                      -----------     -----------    -----------     -----------     -----------
      Income Taxes                                    $        --     $        --    $        --     $        --     $        --
                                                      -----------     -----------    -----------     -----------     -----------
Non-cash Activities:
  Joint Ventures Assets                               $ 2,560,000     $        --    $ 2,560,000     $        --     $ 3,020,000
                                                      -----------     -----------    -----------     -----------     -----------
  Stock Issued for Service and  Conversion of Debt    $    86,077     $        --    $        --     $        --     $    47,577
                                                      -----------     -----------    -----------     -----------     -----------
  Stock Issued for Prepaid Consulting                 $   457,500     $        --    $   457,500     $        --     $   457,500
                                                      -----------     -----------    -----------     -----------     -----------
  Stock Issued to Acquire Mining Properties           $   460,000     $        --    $        --     $        --     $   460,000
                                                      -----------     -----------    -----------     -----------     -----------
  Stock Issued to Founders                            $        --     $        --    $        --     $        --     $     1,866
                                                      -----------     -----------    -----------     -----------     -----------
  Contributed Capital                                 $        --     $        --    $        --     $        --     $    58,400
                                                      -----------     -----------    -----------     -----------     -----------

        The accompanying notes are an integral part of these statements

                                USA Uranium Corp.
                            Formerly Trilliant, Inc.
                         (An Exploration Stage Company)

                     Notes to Unaudited Financial Statements
                      (February 29, 2008 and May 31, 2007)


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

NATURE OF BUSINESS

USA Uranium Corp. (the Company) was incorporated in the state of Nevada on June 20, 2001 as E and S Holdings, Inc. and subsequently changed its name to Trilliant, Inc on December 21, 2006 and finally to USA Uranium Corp. effective May 15, 2007.

As of May, 2007, the Company is primarily engaged in uranium mining. It also continues its previous operations in the development and marketing a specialized locking pliers for the plumbing and welding industries for which it holds the patent.

The Company is an Exploration Stage Company.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company operates on a May 31 fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short term deposits with original maturities of three months or less when purchased. As of February 29, 2008, cash and cash equivalents consists of cash and cash in trust.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers in the ordinary course of business. The Company provides for an allowance for uncollectible receivables based on prior experience. The allowance was $0.00 at February 29, 2008 and May 31, 2007.

INVENTORIES

Inventories which consist of specialized locking pliers are recorded at the lower of cost (first-in, first-out) or market.

ADVERTISING AND MARKETING COSTS

Advertising and marketing costs incurred in the normal course of operations are expensed accordingly. Advertising and marketing costs incurred for the years ended February 29, 2008 and May 31, 2007 were $3,404 and $514 respectively.

PROPERTY AND EQUIPMENT

Property and equipment consists is recorded at cost. The equipment is being depreciated on a straight-line basis over their estimated lives of five years.

Following is a summary of property and equipment February 29, 2008 and May 31, 2007:

                                            31-Jan-2008       31-May-2007
                                            -----------       -----------

     Furniture and Equipment                  $ 4,815           $ 4,241
     Less: Accumulated Depreciation              (833)             (197)
                                              -------           -------
     Property and Equipment, Net              $ 3,982           $ 4,044
                                              =======           =======

AMORTIZATION OF PATENTS

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

Amortization for the next five years is as follows:

      2008         2009       2010        2011        2012      Thereafter
      ----         ----       ----        ----        ----      ----------
     $1,000       $1,000     $1,000      $1,000      $1,000       $1,999

CONCENTRATIONS OF RISK

The Company' bank accounts are deposited in insured institution. The funds are insured up to $100,000. At February 29, 2008 the company's bank deposits did not exceed the insured amounts. At times the cash in bank periodically exceeds federally insured limits for a short period of time.

All mining properties are located in one state.

Purchase of inventory are from one supplier.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income
(loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

The numerators and denominators used in the computations of basic and diluted EPS are presented in the following table:

                                                   February 29,       May 31,
                                                      2008             2007
                                                   -----------      -----------
     NUMERATORS FOR BASIC AND DILUTED EPS
     Net income/(loss) to common shareholders      $(1,016,584)     $   (34,918)

     DENOMINATORS FOR BASIC EPS
     Weighted average of shares outstanding         65,138,241       60,400,000

     BASIC EARNINGS/(LOSS) PER SHARE               $     (0.02)     $     (0.00)

MINERAL PROPERTY COSTS

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized. Exploration and Development costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

ACQUISITIONS BY COMMON STOCK

When common stock is issued as part or all of the acquisition price the Company records the purchase price at fair value using the market value of the stock on the effective day of purchase.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, at February 29, 2008 the Company has an accumulated loss of $1,439,327 during its exploration stage. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

MANAGEMENTS PLAN

Management continues to seek funding from its shareholders and other qualified investors to pursue its exploration and development programs. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, the Company may continue to be unprofitable. The Company needs to raise additional funds in the immediate future in order to proceed with its exploration program.

NOTE 4. INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issue that created timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. No provision for income taxes has been recorded due to the net operating loss carry forward of $422,743 as of May 31, 2007, that will be offset against further taxable income. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of May 31, 2007 and 2006 are as follows:

                                                  2007              2006
                                               ---------         ---------
     Deferred Tax Assets:
       Net operating loss carryforwards        $ 422,743         $ 297,623
       Valuation Allowance                      (422,743)         (297,623)
                                               ---------         ---------

          Net Deferred Tax Asset               $      --         $      --
                                               =========         =========

The components of income tax expense are as follows:

                                                   2007             2006
                                                ---------        ---------
     Current Federal Tax                        $      --        $      --
     Current State Tax                                 --               --
     Change in NOL Benefit                         42,540           13,793
     Change in Allowance                          (42,540)         (13,793)
                                                ---------        ---------

          Net Income Tax Expense                $      --        $      --
                                                =========        =========

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                                                                     Expiration
   Year of Loss                                                         Date
     May 31,                                      Amount               May 31,
     -------                                      ------               -------
      2002                                      $  77,629               2022
      2003                                         86,067               2023
      2004                                         52,252               2024
      2005                                         41,108               2025
      2006                                         40,567               2026
      2007                                        125,120               2027
                                                ---------
          Total NOL carry-forward               $ 422,743
                                                =========

NOTE 5. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 common shares with a par value of $0.001 per share.

On September 19, 2005 and December 28, 2006 the Company executed a 10:1 and a 4:1 forward stock split respectively that have been retroactively applied to these statements. These splits have the impact of reducing the price per share paid by predecessor shareholders.

During September 2001 the Company issued 28,000,000 post-split common shares to the founders for $1,899.

During December 2001 the Company issued 12,000,000 post-split common shares for $27,500 net of $2,500 issue costs.

During November 2003 the Company issued 20,000,000 post-split common shares for $100,000 cash in a private placement.

The company recorded $96,700 contributed capital for the forgiveness of the same amount of debt.

During February 2006 the Company issued 400,000 common shares for $10,000 in a private placement.

During May 2007 the Company received $232,042 for the purchase of 464,082 common shares issued in July and mining claims valued at $460,000 for the purchase of 400,000 common shares issued in July.

During July 2007 the Company issued 550,000 common shares for $385,000 cash; 55,000 common shares for $38,500 commissions; and 95,154 common shares for conversion of $47,482 debt.

During September 2007 the Company issued 322,000 common shares for $128,000 cash and received $25,000 subscription deposit.

During September 2007 the Company issued 4,000,000 common shares valued at $1,920,000 with a minority interest of $640,000 to obtain a 75% interest in a Joint Venture with Lifespan Inc. to develop certain mining properties.

During November 2007 the Company issued 750,000 common shares valued at $457,500 for prepaid consulting.

During December 2007 the Company issued 562,500 common shares valued at $225,000 for $200,000 cash and the $25,000 prepaid subscriptions received in September.

NOTE 6. RELATED PARTY ACTIVITIES

RENT

The Company rents office space from one of its shareholders on a month-to-month basis. Rent expense for the period ended February 29, 2008 and the year ended May 31, 2007 is $1,690 and $7,500 respectively.

ACCOUNTS PAYABLE AND NOTES PAYABLE - STOCKHOLDER

A stockholder has provided the Company operating capital unsecured demand basis and amounts reported as Accounts Payable - Stockholder and Notes Payable - Stockholder. The May 31, 2007 balances of these two accounts were $28,553 and $18,150 respectively. Both amounts were forgiven during the period ended February 29, 2008 and recorded as contributed capital.

NOTE 7. PRODUCT WARRANTIES

The Company sells its products to customers together with limited repair or replacement warranties. The warranty liability for the period ended February 29, 2008 and the year ended May 31, 2007 is $131 and $128 respectively.

NOTE 8. PURCHASE OF MINING CLAIMS

On May 23, 2007, the Company entered into three purchase agreements for unpatented lode mining claims in the state of Utah. Recorded value of claims are as follows:

                             Wayne         San Juan       Emery
                           County, UT     County, UT    County, UT      Total
    Adjusted Value         118 Claims     63 Claims     36 Claims     217 Claims
    --------------         ----------     ---------     ---------     ----------

Common Shares Issued          200,000       100,000       100,000       400,000
Valued at $1.15 per share  $  230,000    $  115,000    $  115,000    $  460,000

Original Cash Price         1,000,000       250,000        50,000     1,300,000
                           ----------    ----------    ----------    ----------
Subtotal                    1,230,000       365,000       165,000     1,760,000

Discount and Adjustments     (258,756)      (36,882)          (82)     (295,720)
                           ----------    ----------    ----------    ----------

                                                                     ----------
Current Value              $  971,244    $  328,118    $  164,918    $1,464,280
                           ==========    ==========    ==========    ==========

NOTE 9. NOTES PAYABLE - UNPATENTED MINING CLAIMS

Long-term debt consists of the following:

                                                     February 29,      May 31,
                                                        2008            2007
                                                      ---------       ---------
     Note due May 23, 2001, semi-annual payments
     of varing amounts, 10% per-annum, secured by
     118 mining claims                                 $ 694,215       $ 718,067

     Note due May 23, 2001, semi-annual payments
     of varing amounts, 10% per-annum, secured by
     63 mining claims                                   173,223         198,223

     Note due May 23, 2001, semi-annual payments
     of varing amounts, 10% per-annum, secured by
     36 mining claims                                    20,000          35,000
                                                      ---------       ---------

           Total                                      $ 887,438       $ 951,290
           Less: Current portion                        (90,608)       (154,461)
                                                      ---------       ---------

           Net Long-Term Debt                         $ 796,830       $ 796,829
                                                      =========       =========

NOTE 10. CONTINGENT LIABILITY

The purchase of the previously listed mining claims included a requirement that the Company incur exploration and development costs of at least $500,000 during the next five years on the as part of the purchase agreement.

NOTE 11. PURCHASE OF INTEREST IN JOINT VENTURE

On September 7, 2007 the Company entered into a Joint Venture Agreement with Lifespan Inc. to explore, develop with the purpose to eventually mine within an area of approximately 2,200 square miles consisting of 111 unpatented lode mining claims in San Juan County, Utah held by Lifespan Inc. The Company issued 4,000,000 common shares valued at $1,920,000 with a minority interest of $640,000 for a 75% interest in the Join Venture and will be the sole Manager.

NOTE 12. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

STATEMENT NO. 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

STATEMENT NO. 156 - ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS

In March  2006,  the FASB  issued  SFAS No. 156,  ACCOUNTING  FOR  SERVICING  OF
FINANCIAL ASSETS, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

STATEMENT NO. 157 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

STATEMENT NO. 158 - EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

STATEMENT NO. 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

STATEMENT NO. 141 (REVISED 2007) - BUSINESS COMBINATIONS

In December 2007, the FASB revised SFAS No. 141, BUSINESS COMBINATIONS. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

STATEMENT  NO.  160  -  NONCONTROLLING   INTERESTS  IN  CONSOLIDATED   FINANCIAL
STATEMENTS--AN AMENDMENT OF ARB NO. 51

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

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

USA Uranium Corp. (USA Uranium) is an exploration stage company that has received no revenues during the three-month period ending February 29, 2008. USA Uranium has received no significant revenues since its inception. As of February 29, 2008, USA Uranium has cash assets of $2,059 and total assets of $4,166,031 and accounts receivable of $59. The inventory of the company is $20,848.

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

Over the past three months, USA Uranium has sustained operating losses in the amount of $328,623. As of February 29, 2008, USA Uranium has total current liabilities of $305,060.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

a) The Company had received the resignations of Mr. Edward Barth and Mr. Eugene Swearengen as Officers and Directors of the Company effective April 1st, 2008. The Board accepted the resignations at that time. Mr. Gary Campbell was appointed Chief Executive Officer and Chief Financial Officer on April 2nd, 2008 to replace Mr. Barth.

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

                               USA URANIUM CORP.


Date: April 20th, 2008         By: /s/ Gary A. Campbell
                                   ---------------------------------------------
                                   Gary A. Campbell, Principal Financial Officer


Date: April 20th, 2008         By: /s/ Gary Campbell
                                   ---------------------------------------------
                                   Gary Campbell, Principal Executive Officer